Form 10QSB
period 2007-08-31
Buzz Media, Ltd.
filed 2007-10-15
CIK 1403612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-144910

Buzz Media, Ltd.
(Exact name of small business issuer as specified in its charter)

Nevada	__________________
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11 Thornhill Drive, Suite 216, Dartmouth, Nova Scotia B3B 1R9
(Address of principal executive offices)

902-482-6489
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,000,010 common shares as of August 31, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited interim consolidated financial statements included in this Form 10-QSB are as follows:

Consolidated Financial Statements:

Page
Consolidated Balance Sheet (Unaudited) as of August 31, 2007	F-1

Consolidated Statement of Operations (Unaudited) for the three months ended August 31, 2007 and for the period from October 26, 2006 (date of inception) through August 31, 2007	F-2

Consolidated Statement of Cash Flows (Unaudited) for the three months ended August 31, 2007 and for the period from October 26, 2006 (date of inception) through August 31, 2007	F-3

Consolidated Statement of Stockholders’ Equity (Unaudited) for the three months ended August 31, 2007 and for the period from October 26, 2006 (date of inception) through August 31, 2007	F-4

Notes to Consolidated Financial Statements	F-5

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited-Prepared by Management)

Note 2 - Basis of Presentation - going concern	August 31 2007	May 31 2007

ASSETS

CURRENT ASSETS
Cash	$47,560	69,527
Prepaid expense	361	361
Total current assets	47,921	69,888

Total assets	$47,921	69,888

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	2,202
Accrued liabilities	19,040	20,000
Total current liabilities	19,040	22,202

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock
Authorized 50,000,000 shares at par value of $0.001 each Issued and outstanding 2,000,010	2,000	2,000
Additional paid-in capital	73,000	73,000
Accumulated other comprehensive income	430	457
Accumulated (deficit) during development stage	(46,549)	(27,771)
Total stockholders' equity	28,881	47,686

Total liabilities and stockholder's equity	$47,921	69,888

The accompanying notes are an integral part of these statements.

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited-Prepared by Management)

	Three months ended August 31, 2007	Cumulative from date of inception October 26, 2006 to August 31, 2007
EXPENSES
Professional fees	$12,500	$32,500
Advertising and Promotion	481	1,655
General and administrative	5,797	10,566
Travel	-	1,828
Total expenses	18,778	46,549

Net (loss) for the period	$(18,778)	$(46,549)

Other comprehensive income

Foreign currency translation	(27)	430

Comprehensive income	$(18,805)	$(46,119)

Net loss per common share - basic and fully diluted:

Net (loss) for the period	$(0.01)

Weighted average number of common stock outstanding	2,000,010

The accompanying notes are an integral part of these statements.

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited-Prepared by Management)

	Three months ended August 31, 2007	Cumulative from date of inception October 26, 2006 to August 31, 2007
Cash (used in) operating activities:
Net (loss)	$(18,778)	(46,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in operating assets and liabilities:
Prepaid expense	-	(361)
Accounts payable	(2,202)	-
Accrued liabilities	(960)	19,040

Net cash (used in) operating activities	(21,940)	(27,870)
Cash (used in) investing activities:
Net cash (used in) investing activities	-	-

Cash from financing activities:
Issue of shares	-	75,000
Net cash from financing activities	-	75,000
Effect of exchange rate changes on cash	(27)	430
Increase in cash	(21,967)	47,560
Cash, beginning of year	69,527	-
Cash, end of year
	$47,560	47,560

The accompanying notes are an integral part of these statements.

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(An Development Stage Company)
Consolidated Statement of Stockholders' Equity
(Expressed in US Dollars)
(Unaudited-Prepared by Management)

	Common Stock	Amount	Accumulated Other Comprehensive Income (loss)	Additional Paid in Capital	Deficit Accumulated During Development Stage from Inception to August 31, 2007	Stockholders’ Equity
Balance at inception, October 26, 2006	-	$-	$-	$-	$-	$-
Shares issued at $0.001 per share for acquisition of subsidiary November 5, 2006	10	-	-	-	-	-
Shares issued at $0.02 per share pursuant to subscription February 01, 2007	1,250,000	1,250	-	23,750	-	25,000
Shares issued at $0.04 per share pursuant to subscription February 28, 2007	625,000	625	-	24,375	-	25,000
Shares issued at $0.2 per share pursuant to subscriptions April 30, 2007	125,000	125	-	24,875	-	25,000
Net income (loss) for the year	-	-	457	-	(27,771)	(27,314)

Balance May 31, 2007	2,000,010	$2,000	$457	$73,000	$(27,771)	$47,686

Net (loss) for the three months ended August 31, 2007	-	-	(27)	-	(18,778)	(18,805)

Balance August 31, 2007	2,000,010	2,000	430	73,000	(46,549)	28,881

The accompanying notes are an integral part of these statements.

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Buzz Media Ltd. (the “Company”) was incorporated in the State of Nevada on October 26, 2006. On November 5, 2006 the Company acquired all the issued and outstanding shares of Buzz Media, Ltd. (“Buzz Nova Scotia”), a corporation incorporated in the province of Nova Scotia, Canada on October 26, 2006. The transaction was treated as an acquisition for accounting purposes. The consideration for the acquisition of Buzz Nova Scotia was 10 shares of the Company valued at $0.10, the book value of the net assets of Buzz Nova Scotia, since the acquisition was from a related party.

The Company intends to design, publish, and distribute a magazine called “Buzz” through Buzz Nova Scotia. Buzz is a student lifestyle magazine, which features stories, articles, and photographs submitted by current college and university students from across the country. The magazine will be distributed free of charge via direct mail, via physical distribution boxes at specified locations, via email, and via the internet at www.ReadBuzzMagazine.com.

On May 18, 2007 the Company filed a trademark application with the United States Patent and Trademark Office, seeking a trademark on "Buzz Magazine" used as the name, or title, of a magazine.

The Company intends to distribute the first issue in January of 2008. It has already compiled a pilot issue, which will be used to entice advertisers to buy advertising space in the future issues and to enter distribution arrangements with Universities. It is planned that the magazine will be published four times annually, with a new issue released in September, November, January and March. The Company plans to generate revenues through the sale of advertising space within physical copies of the magazine, through the sale of advertising space on its website, and by sharing Buzz Magazine’s subscriber list with various advertisers and other distributors.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiary Buzz Nova Scotia. All significant inter-company balances and transactions are eliminated.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at August 31, 2007, the Company did not have any cash equivalents.

Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

period in which it is incurred. The Company has not incurred any asset retirement obligations as at August 31, 2007.

Foreign Currency

The operations of the Company are located in Canada. The Company maintains both U.S. Dollar and Canadian Dollar bank accounts. The functional currency is the Canadian Dollar. Transactions in foreign currencies other than the functional currency, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities denominated in the functional currency are translated into U.S. Dollars at the rate in effect at the balance sheet date. Revenue and expenses denominated in the functional currency are translated at the average exchange rate. Other comprehensive income includes the foreign exchange gains and losses that arise from translating from the functional currency into U.S. Dollars.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles of United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Actual results could differ from those estimates.

Loss Per Share
Basic earnings (loss) per share of common stock are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are equal to the basic loss per share for the quarter ended August 31, 2007 because there are no common stock equivalents outstanding.

Fair Value of Financial Instruments
The carrying value of cash and accounts payable at August 31, 2007 reflected in these financial statements, approximates their fair value due to the short-term maturity of the instruments.

Comprehensive Income
The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

Income taxes
The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Development Stage

The Company entered the development stage upon its inception. All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities.

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

Impairment of Long-Lived Assets
The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. If impairment is deemed to exist, the asset will be written down to its fair value. Fair value is generally determined using a discounted cash flow analysis. As at August 31, 2007, the Company does not believe any adjustment for impairment is required.

Concentrations

The Company has only a limited operating history, and its growth strategy is dependent upon its ability to obtain distribution agreements with colleges and universities. The Company’s success depends largely upon the efforts, abilities, and decision-making of its sole officer and director, who currently acts as editor-in-chief for the magazine, organizing volunteers from colleges and universities across Canada to contribute articles, photographs and artwork, which are assembled into issues of Buzz Magazine with the assistance of professional graphic artists.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

There were various other accounting standards and interpretations issued during 2006 or to August 31, 2007, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

2. BASIS OF PRESENTATION - GOING CONCERN
These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.
The Company has experienced losses since the inception of the development stage amounting to $46,549 as of August 31, 2007. As of August 31, 2007, the Company had a total of $47,560 in cash; however this amount may be insufficient to sustain operations over the course of the next year. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to establish a strong subscriber base, which will be receiving physical copies of each issue of our magazine via mail, and to obtain necessary financing or achieve a profitable level of operations. There are no assurances that the Company will be successful in achieving these goals.
These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

3.  INCOME TAXES

The Company is subject to United States income taxes and Canadian income taxes (to the extent of its operations in Canada). The company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

Loss for the three months ended August 31, 2007	$(18,778)
Average statutory tax rate	35%

Expected income tax provision	$(6,572)
Unrecognized tax losses	6,572
$--
Income tax expense

Significant components of deferred income tax assets are as follows:

Net operating losses carried forward in United States	$16,292
Valuation allowance	(16,292)

Net deferred income tax assets	$-

The Company has net operating losses carried forward of $46,549 for United States tax purposes which will expire in 2027 if not utilized.

4. COMMITMENTS

The Company has leased office space for which the Company is committed to pay approximately $380 tax included (CDN399) on the first day of each month from May 1, 2007 through April 30, 2008.

Item 2.     Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Organization within the Last Five Years

We were incorporated November 4, 2006 under the laws of the state of Nevada.  On November 8, 2006, we purchased all the issued and outstanding shares of Buzz Media, Ltd., a Nova Scotia company (“Buzz Nova Scotia”) from our officer and director Tiffany Walsh for 10 shares of our common stock.  As a result of the transaction, Buzz Nova Scotia became a wholly-owned subsidiary of ours.  It is through Buzz Nova Scotia that we intend to initially conduct business in Canada. We subsequently intend to seek expansion into the United States if our initial product in Canada proves to be successful.

We are located at 11 Thornhill Drive, Suite 216, Dartmouth Nova Scotia, B3B 1R9, and our website is located at www.readbuzzmagazine.com. Tiffany Walsh, our President, CEO and director, is a person that may be described as “promoter” as defined in Rule 405 of the Securities Act by virtue of her role in founding and organizing our company.

Description of the Business

This section must be read in conjunction with the financial statements included in this quarterly report.

We are in the business of designing, publishing, and distributing the magazine, Buzz. Buzz is a student lifestyle magazine, which features stories, articles, and photographs submitted by current college and university students from across Canada. We intend to distribute the publication free of charge via direct mail, physical distribution boxes at specified locations, email, and the internet at www.ReadBuzzMagazine.com.

As a national college magazine that is written for college students by college students, we believe Buzz Magazine may appeal to a significant number of readers. As opposed to traditional university newspapers and magazines, which focus on the university of their origin, Buzz will contain articles from, and focus on, a large number of universities. Our intention is to make Buzz relevant to a larger audience, both of readers and advertisers.

It is our intended wide market appeal, along with our genuine connection to the college student lifestyle, which we anticipate will give our company a competitive advantage. Content for our magazine comes directly from current college and university students from across the country.

Tiffany Walsh, our editor-in-chief, is responsible for coordinating our student contributors program. The program encourages college and university students to send Buzz their stories, articles, photographs and original artwork, which showcase their unique university experience, for the opportunity to have it published in a national student publication.

As of August 31, 2007, 21 contributors have signed artist agreements with us, demonstrating their intention to submit content to Buzz Magazine on an on-going basis. Individuals who take part in Buzz’s student contributors program do so on a strictly volunteer basis. If our operations develop to the point where the magazine’s advertising revenues exceed the costs of production, design, and distribution, we may then decide to pay students for published articles. However, we believe that a sufficient number of students will be motivated to be active volunteer contributors to allow us to generate enough content from volunteer submissions to continuously fill future issues of Buzz Magazine.

We plan to publish Buzz Magazine four times annually, with regularly scheduled releases during September, November, January, and March. This publishing cycle is intended to correspond to a traditional academic year, with two issues released per academic semester. We have set January of 2008 as the release date of our first full issue. We have already published a 32-page pilot-issue, which we are using to entice advertisers to buy ad space in our future issues, and which we are using to seek agreements with various universities to allow us to give away our publication on their campus. Our first several issues will focus on Canadian Universities and will be distributed only in Canada, but we intend to develop an American version of the magazine if our Canadian magazine is successful.

In 2006, Tiffany Walsh began the process of establishing contacts at universities across Canada. She did this by placing ads in various student newspapers and on various student web sites, calling for people interested in writing articles or submitting photographs for a future national student lifestyle magazine. Individuals answering the ads were interviewed, and told that submissions would initially be made solely on a volunteer basis. Ms. Walsh used submissions from such contacts to compile material for the pilot issue, which was published with the help of an independent contractor graphic designer in March of 2007. For each subsequent issue, it is intended that this process would be repeated, using editorial content and photographs submitted by student volunteers from various academic institutions.

During June 2007, Buzz Magazine began a marketing campaign with the goal of increasing awareness and building a subscriber base. As part of the marketing effort, we spent a total of $511.90 USD to run a series of online advertisements for Buzz Magazine on Facebook.com. Ms. Walsh also conducted a significant amount of “grass roots” promotion for the Buzz Magazine website, through a handful of student dominated websites and live events. Such marketing and promotional effort helped to raise awareness for the upcoming release of the magazine, and to generate subscribers. As of Aug 31, 2007, 197 people have signed up as subscribers to Buzz Magazine through our website. We have scheduled a Buzz Magazine promotional tour for Oct 15 to Oct 18, 2007, at four universities across Atlantic Canada. If we receive a positive response from the promotional tour, we plan to expand the program by conducting further promotions at schools in other regions.

We have begun negotiating with a number of universities and colleges in other regions, with the goal of forming a network of campuses where we may distribute Buzz Magazine. To date, five Universities have agreed to allow us to distribute Buzz Magazine on their campuses, by placing a “Buzz Box” in a high traffic area, at no charge.

In July 2007, a major upgrade to our website www.Readbuzzmagazine.comwas completed with the help of an independent web programmer and graphic designer. The upgrade includes an expanded area for visitors to share photos and articles, and post comments. Individuals who sign up for a subscription to Buzz also receive a private login for the website, allowing them to access exclusive online content.

From July to August 2007, Tiffany Walsh compiled enough content from volunteer contributors to fill the entire January 2008 issue of Buzz Magazine. The design work on the January 2008 issue of Buzz, which began in September of 2007, is being completed by an independent graphic designer for an anticipated fee of $1000. In August 2007 Ms. Walsh began marketing Buzz Magazine’s advertising services. Ms Walsh produced a professional advertising kit with the help of an independent graphic designer. Ms. Walsh began the process of generating leads and identifying target companies, who she felt might be interested in purchasing advertising space in future issues of Buzz. In August 2007, Ms. Walsh began approaching potential advertisers, with the intention of selling future space in Buzz Magazine. However as August 31, 2007, no revenues have been generated from the sale of advertising. We anticipate that we will generate advertising revenues by the next quarter (ending November 30, 2007) but cannot guarantee this. If we are unable to generate any advertising revenues, we believe that we still have sufficient cash on hand to print and distribute two issues of Buzz Magazine (January and March 2008).

Intellectual Property

A major component to our business will be generating the content necessary to fill copies of Buzz magazine on an on-going basis. We have created a student contributors program, which encourages college students to send us their stories, articles, photographs and original artwork, which showcase their unique university experience. Students volunteer in order to have the opportunity to have their work published in a national magazine. Students who take part in our student contributors program do so on a strictly volunteer basis. Each person who submits either written material or photographs for publishing must sign a waiver and agree to transfer all rights relating to ownership of submission material to Buzz Media Ltd. Student contributors interested in submitting content to Buzz on a regular basis are also asked to sign a volunteer artist agreement, which expresses their intent to submit content on a regular basis and outlines the terms associated with content submission. All photography, written content, and artwork displayed on our company’s websites, or printed in physical copies of our magazine, is the sole property of our company, Buzz Media Ltd. On May 18, 2007 Buzz Media Ltd. filed a trademark application (serial number 77184241) with the United States Patent and Trademark Office, seeking a trademark on "Buzz Magazine" used as the name, or title, of a magazine. We expect the entire application process could take 13-18 months, and there is no guarantee that our trademark application will be successful.

Competition

Buzz magazine will be in competition for readers and advertising dollars with a wide range of print publications and new media products. Within the college student market, Buzz will be in direct competition with two established firms, which already service our expected market.

U Magazine (USA): U Magazine is a monthly national college magazine given away for free on campuses across the United States. It is an advertising-based publication with 1,000,000 copies being printed and distributed each month.

Job Postings (Canada). Published eight times per year, Job Postings is a monthly magazine for Canadian college and university students in their last year of school. It is an advertising-based publication which is given away free on 135 campuses across Canada. 60,000 copies are printed and distributed each month.

Government Regulation

Government regulation and compliance with environmental laws have not had a material effect on our business.

Employees

We have no employees other than our sole officer and director as of the date of this quarterly report. As needed from time to time, we may pay for the services of independent contractors, which may include, but are not limited to, graphic designers, photographers, web designers, promotional reps and advertising sales people.

Property

We lease our corporate office at 11 Thornhill Drive, Suite 216, Dartmouth Nova Scotia, B3B 1R9. We pay C$350 per month plus tax. The term of the lease is for one year, and includes office furnishings and Internet access. As our business operations grow, it may be necessary for us to seek additional space. Management believes additional suitable space will be available when it is needed.

Plan of Operations

Revenue Streams

We have begun approaching companies who may be interested in purchasing advertising space, either in future issues of Buzz magazine, or on our website. We are using copies of our 32-page pilot issue, along with a detailed marketing package, to procure such potential advertising contracts.

We currently anticipate generating revenue through three sources:

1.	through the sale of advertising space within physical copies of our magazine;

2.	through the sale of advertising space on our website; and

3.	through sharing our subscriber list with various advertisers and other distributors.

Sale of Advertising Space within physical copies of our magazine

We plan to allocate between 40-45% of each printed issue of Buzz for advertising space. As a national magazine distributed across the country, we anticipate reaching a wider audience than local publications at individual universities, and thus appealing to a larger and more sophisticated advertising base with higher advertising budgets. We believe this will give us a competitive advantage over most local university-based publications. We are using our pilot issue, along with a detailed marketing package, to attempt to entice such advertisers to purchase space in our issues planned for 2008 and beyond. We anticipate that our ability to sell advertising space in our magazine will be directly affected by the size and quality our distribution network and subscriber base. Thus, we will need to establish a subscriber base, distribution channels, and general interest in the magazine.

Sale of Advertising Space on our Web-site

We have placed space for advertising banners on every page of our web site. Along with advertising space within physical copies of our magazines, we plan on selling this online advertising space. It is anticipated that our ability to sell such ads will be affected by our web-site traffic - the number of people that visit our web site on a daily basis. In order to increase web site traffic, we have a placed a copy of our latest issue of Buzz available for on-line viewing or downloading on our web site. We also plan to include a number of interactive games, message boards, and general information that might be useful to a university student.

Sharing of our Subscriber List

Our magazine will strive to build its reader base through request circulation, whereby our magazine will be mailed free charge to readers who request our publication. Readers wishing to subscribe to Buzz will be able to do so via our web site or by submitting written requests via standard mail as described in physical copies of the magazine. Subscribers will be asked if they would allow the us to send them other e-mails and/or publications that might be of interest to them. Provided the subscriber agrees, the subscriber’s information will be stored in a secure area of our web site, and we may from time to time send the subscriber materials from other magazines and/or advertisers. We anticipate that, provided our subscriber base reaches an appropriate size, we will be able to charge for such services. Additionally, the more subscribers we have on our subscription list who have requested copies of our magazine, the greater our ability to sell advertising space in our physical publication at premium rates.

Distribution Channels

As we do not plan to charge subscribers and readers for the magazine, the size of our distribution base is the key to the success of our business. We will rely exclusively on revenue streams that will depend on the proven size and effectiveness, or anticipated size and effectiveness, of our distribution. We plan on distributing our magazine through four main channels:

1.	direct mail;

2.	email;

3.	physical distribution boxes at specified locations; and

4.	the Internet at www.ReadBuzzMagazine.com.

Distribution via Direct Mail

In early January 2008, the first issue of Buzz will be mailed to those who have signed up for a subscription via our website. We will continue to build our subscriber base using various web-marketing campaigns aimed at motivating students to sign up for a free direct mail subscription to Buzz Magazine. We will also conduct some on-campus promotions at a small number of universities to raise awareness for our publication and to generate subscriptions. We have a promotional tour booked at four universities across Atlantic Canada, for October 15 to October 18, 2007. Based on the results of this promotional tour, we will look to expand it to schools in other regions. We anticipate having 5,000 new subscribers by the end of 2007, but cannot guarantee this. We believe that a large subscriber base for distribution via direct mail will help us procure advertising revenues from the sale of advertising space in physical copies of our magazine. To allow us to reach students at a greater number of universities and colleges, we plan on continuing to build our network of campus representatives. Our goal is to have local campus representatives on 30 major campuses by the end of 2007. We plan on finding student volunteers interested in becoming campus representatives by placing advertisements in school newspapers, by networking through student web sites, and by word of mouth. To date we have volunteer campus representatives on seven different university campuses.

Distribution via E-mail

We plan to send an electronic version of Buzz directly to the e-mail address of anyone who requests the electronic edition of our publication. We will attempt to entice such subscriptions on our web site and in all physical copies of Buzz. We believe that a large subscription base for distribution via e-mail will help us procure advertising revenues from the sale of advertising space in electronic versions of the magazine and on our web site. An added benefit to such a distribution method is our ability to meet any level of demand for additional copies of Buzz without incurring any additional expenses, which would be associated with printing more physical copies of the publication.

Distribution via “Buzz Boxes”

In early January 2008, the first issue of Buzz will be distributed free of charge to students via distribution boxes on a select number of university campuses across Canada. To coincide with the release of our first issue in January 2008, we plan to place “Buzz Boxes” in heavily trafficked locations in various universities across Canada. These “Buzz Boxes” will act as a distribution conduit for physical copies of Buzz Magazine. We have designed the boxes so that the boxes themselves will resemble traditional newspaper distribution boxes, and will be decorated in the Buzz logo and in Buzz colors so they are recognizable and distinctive. We anticipate that construction of our first 50 “Buzz Boxes” will be completed by November of 2007, and we plan to consult with some Canadian universities during this process. Starting in the fall of 2007, we plan to negotiate with universities across Canada in an attempt to secure as many distribution agreements as possible. We will be using our pilot issue to showcase our magazine to representatives at various universities across the country. It is our hope that we will be able to secure agreements with a large number of universities, allowing us to place our magazine distribution boxes on their campus. We anticipate paying a flat rate to universities for each “Buzz Box” displayed on campus in exchange for the right to place the display boxes.

Distribution via ReadBuzzMagazine.com

An electronic version of each issue of Buzz will also be available on the Internet at our web site, www.ReadBuzzMagazine.com. Our online presence will be the key to generating advertising revenues through the sale of advertising space on our web site. Therefore, we intend to upload new issues of Buzz magazine as they are completed, and we intend to generate additional interest in our web site through the development of various chat-rooms, message boards, and other web-community services. We anticipate offering additional features on our web site to coincide with the release of our first issue in 2008.

Marketing

During June 2007, we began marketing Buzz Magazine to students, with the goal of increasing awareness and building our subscriber base. As part of the marketing effort, we spent a total of $511.90 USD to run a series of online advertisements for Buzz Magazine on Facebook.com. We plan to continue building our subscriber base using similar web marketing campaigns aimed at enticing students to sign up for a free subscription to Buzz through our website. Future web marketing campaigns may include email campaigns, and website banner advertising through websites often populated by students. We have a promotional tour booked at four universities across Atlantic Canada, for October 15 to October 18, 2007. Based on the results of this promotional tour, we will look to expand it to schools in other regions. We are also organizing a network of Buzz campus reps at various universities across Canada. Campus reps are student volunteers from different universities, who spread the word about Buzz magazine around their campus. They are also local contacts who could be paid in the future to launch on-campus promotions for Buzz at their schools. Our magazine distribution “Buzz Boxes” will also provide a level of exposure to our product once they are setup at select locations at universities across Canada.

Our Publication

We will continue building our student contributors program by signing more volunteers to artist agreements. We will continue to seek articles, stories and photos submitted by students from across the country, which will be retained for possible publication in issues of our magazine during the 2008 season. We have accumulated enough content to fill our first full issue of Buzz, and have begun the design process. Our first full issue of Buzz is set to be released in January of 2008. For each subsequent issue, we will continue to seek editorial content and photographs submitted by volunteers.

Our web site, located at www.ReadBuzzMagazine.com, currently contains a subscriber signup page, an introduction to our magazine, a downloadable copy of our pilot issue, an online application for all our volunteer positions, company information, and information for prospective advertisers. We have incurred approximately C$4,800 in web site development expenses as of August 31, 2007. Our cost, per issue, for posting each new issue of Buzz on our web site is anticipated to be C$40.

Anticipated Expenses

It is anticipated that design and construction of our “Buzz Boxes” will be concluded by November of 2007. Our anticipated design and production cost per outdoor box is C$63, and the cost per indoor box is expected to be C$36. We plan to use 50 distribution boxes (20 outdoor boxes and 30 indoor boxes) for our first publications. Multiple boxes will be placed at each university that agrees to distribute our publication, and we will construct purchase more boxes based upon demand. Our total anticipated production cost for our first 50 boxes is C$2,340, with an additional C$900 in shipping expenses anticipated.

Printing costs for physical copies of the magazine are estimated to be C$0.38 per issue, assuming we print 20,000 copies per issue. We anticipate average shipping costs relating to direct mail subscriptions to be C$0.60 per subscriber. We anticipate shipping costs relating to copies of Buzz distributed via our Buzz Boxes to be C$0.07 per issue. Thus, based upon our full planned print run of 20,000 copies per issue, we anticipate our total production and distribution costs (printing and shipping) associated with each issue of Buzz to be C$12,700

Over the next twelve months we plan to produce and distribute two issues of Buzz (January and March issues in 2008), with each issue comprising 20,000 physical copies and one electronic copy on our web-site.

As indicated above, the total of our printing, shipping, and distribution costs for the next twelve months is anticipated to be $26,240. We anticipate spending an additional $2,000 on marketing and promotions. Our office expenditures, including rent, are anticipated to be a total of $5,000 over the next twelve months. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $30,000. As of August 31, 2007, we had $47,560 in cash and working capital of $28,881. We believe we have sufficient cash on hand to sustain our operations for the next 9 months, even if there are no revenues. Such funds will be sufficient to produce and distribute up to 20,000 physical copies of our magazine, to as many as 50 campuses across Canada, for at least our first 2 issues, which would take us through to the next school year (September of 2008). If we desire to grow our business, or distribute more magazines to more campuses, we may need to either realize some revenues from advertising sales, or raise or borrow additional capital.  We successfully raised initial funds through private placements of our common stock.  In the future, we may need to engage in additional private placements should there be a need for additional funds.  There is no assurance that such placements will be successful.  We anticipate receiving some revenue from the sale of advertising in future issues of Buzz and from the sale of advertising on our web site. However, we may not realize such revenues.

In addition, depending on available revenues, we may engage in some general marketing efforts over and above those involved in establishing the three main distribution channels noted above.

We do not believe that there will be significant research and development expenses during the next 12 months.

We anticipate that our cost of sales is incorporated in our anticipated administrative expenses, as sales over our first year will be conducted by Tiffany Walsh, who does not currently take any salary. Sales campaigns will be conducted principally through the use of e-mail and telephone and in person where prospective advertisers have offices or representatives near Halifax. Where necessary, Ms. Walsh may incur some travel costs but we do not estimate such costs, if incurred at all, will exceed $2,500 for the next 9 months.

If management believes it is appropriate to begin a program of rapid expansion, which may be deemed necessary in the event of a drastic jump in our publication’s popularity and subscriber base, we believe we will need up to $75,000 over the next twelve months.  We plan on obtaining this operating capital from our own available funds and anticipated revenues from advertising sales, but these sources may not provide sufficient funds. We expect to be able to raise capital through the sale of our common stock if business revenues are not available to pay necessary expenses.

We do not anticipate the need for any additional employees during the next twelve months other than the services of the individuals discussed above, unless initial response to our product is extremely positive or expansion into new markets occurs sooner than expected.  Since our management plans to use independent contractors only when volunteer positions cannot be adequately filled, and there are no plans for other significant expenditures over the coming year (aside from marketing, printing, and distribution costs, as discussed above), adverse material impacts on short term liquidity are not expected.

Our agreements with content contributors do not require us to make any financial commitments.   If we do not sell all of the advertising space available in our first full issue of Buzz Magazine, we will introduce alternative marketing strategies for selling advertising space in future issues.  Our long-term liquidity will rely much on the success of advertising sales related to our first full and subsequent issues and general marketing of our publication.

Off Balance Sheet Arrangements

As of August 31, 2007, there were no off balance sheet arrangements.

Results of Operations for Period Ending August 31, 2007

We did not earn any revenues from inception through the period ending August 31, 2007. We incurred net operating expenses in the amount of $18,778 for the three months ended August 31, 2007, and $46,549 for the period from our inception on October 26, 2006 to August 31, 2007. Our operating expenses incurred for the three months ended August 31, 2007 included $12,500 for professional fees, $481 in advertising and promotion expenses, and $5,797 in general and administrative expenses. Our operating expenses incurred for the period from our inception on October 26, 2006 to August 31, 2007 included $32,500 for professional fees, $1,655 in advertising and promotion expenses, $10,566 in general and administrative expenses, and $1,828 in travel expenses. Thus, our net loss for the three months ended August 31, 2007 was $18,778, and our net loss for the period from our inception on October 26, 2006 to August 31, 2007 was $46,549. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the production and printing of our publication and the professional fees that we will incur in connection with becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of August 31, 2007, we had current assets in the amount of $47,921, consisting of $47,560 in Cash and $361 in Prepaid Expense. Our current liabilities as of August 31, 2007 were $19,040. Thus our working capital on August 31, 2007 was $28,881.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan over the next twelve months if we do not generate revenue sufficient to sustain operations.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Foreign Currency

The operations of the Company are located in Canada. The Company maintains both U.S. Dollar and Canadian Dollar bank accounts. The functional currency is the Canadian Dollar. Transactions in foreign currencies other than the functional currency, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities denominated in the functional currency are translated into U.S. Dollars at the rate in effect at the balance sheet date. Revenue and expenses denominated in the functional currency are translated at the average exchange rate.

Other comprehensive income includes the foreign exchange gains and losses that arise from translating from the functional currency into U.S. Dollars.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

There were various other accounting standards and interpretations issued during 2006 or to August 31, 2007, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Tiffany Walsh. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2007.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On November 8, 2006, we purchased all the issued and outstanding shares of Buzz Media, Ltd., a Nova Scotia company (“Buzz Nova Scotia”). At the time, Tiffany Walsh, our sole director and president, was sole owner of both Buzz Media, Ltd., and Buzz Nova Scotia. Ten shares of our common stock were issued to Ms. Walsh as consideration for her shares in Buzz Nova Scotia.

We issued 1,250,000 shares of common stock on February 1, 2007, to Tiffany Walsh, our president. These shares were issued pursuant to Regulation S of the Securities Act of 1933 (the "Securities Act") at a price of $0.02 per share, for total proceeds of $25,000. The 1,250,000 shares of common stock are restricted shares as defined in the Securities Act.

We completed a private placement of 625,000 shares of our common stock pursuant to Regulation S of the 1933 Act on February 28, 2007. All shares were issued at a price of $0.04 per share. We received proceeds of $25,000 from the offering. Each purchaser represented to us that the purchaser was a Non-US Person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. All purchasers were given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

We completed a private placement of 125,000 shares of our common stock pursuant to Regulation S of the 1933 Act on April 30, 2007. All shares were issued at a price of $0.20 per share. We received proceeds of $25,000 from the offering. Each purchaser represented to us that the purchaser was a Non-US Person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificates issued in accordance with Regulation S. All purchasers were given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended August 31, 2007.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Previously filed as an exhibit to the Registration Statement on Form SB-2 filed on August 17, 2007

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buzz Media, Ltd.

Date:	October 15, 2007

By: /s/ Tiffany Walsh Tiffany Walsh Title: President, Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, and Director