Form 10QSB
period 2007-11-30
Buzz Media, Ltd.
filed 2008-01-14
CIK 1403612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-144910

Buzz Media, Ltd.
(Exact name of small business issuer as specified in its charter)

Nevada	___________________
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,000,010 common shares as of November 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited interim consolidated financial statements included in this Form 10-QSB are as follows:

Page	Consolidated Financial Statements:

F-1	Consolidated Balance Sheet (Unaudited) as of November 30, 2007

F-2	Consolidated Statement of Operations (Unaudited) for the three and six months ended November 30, 2007 and for the period from October 26, 2006 (date of inception) through November 30, 2007

F-3	Consolidated Statement of Cash Flows (Unaudited) for the three and six months ended November 30, 2007 and for the period from October 26, 2006 (date of inception) through November 30, 2007

F-4	Consolidated Statement of Stockholders’ Equity (Unaudited) for the three months ended November 30, 2007 and for the period from October 26, 2006 (date of inception) through November 30, 2007

F-5	Notes to Consolidated Financial Statements

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited-Prepared by Management)

Note 2 - Basis of Presentation - going concern

	November 30 2007	May 30 2007
ASSETS

CURRENT ASSETS
Cash	$22,225	$69,527
Prepaid expense	361	361
Total current assets	22,586	69,888

Fixed Assets, net of accumulated depreciation	476	-

Total assets	$23,062	$69,888

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable
	$5,085	$2,202
Accrued liabilities	10,300	20,000
Total current liabilities	15,385	22,202

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock
Authorized 50,000,000 shares at par value of $0.001 each Issued and outstanding 2,000,010	2,000	2,000
Additional paid-in capital	73,000	73,000
Accumulated other comprehensive income	411	457
Accumulated (deficit) during development stage	(67,734)	(27,771)
Total stockholders' equity	7,677	47,686

Total liabilities and stockholder's equity	$23,062	$69,888

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Operations
(Expressed in US Dollars)
(Unaudited-Prepared by Management)

	Three months ended November 30, 2007	Six months ended Novmeber 30, 2007		Cumulative from date of inception October 26, 2006 to November 30, 2007
EXPENSES
Professional fees	$17,536	$30,036		$50,036
Advertising and Promotion	1,250	1,731		2,905
Depreciation	16	16		16
General and administrative	2,383	8,180		12,949
Travel	-	-		1,828
Total expenses	21,185	39,963		67,734

Net (loss) for the period	$(21,185)	$(39,963)		$(67,734)

Other comprehensive income
Foreign currency translation	(19)	(46)		411

Comprehensive income	$(21,204)	$(40,009)		$(67,323)

Net loss per common share - basic and fully diluted:

Net (loss) for the period	$(0.01)	$(0.02)	$

Weighted average number of common stock outstanding
	2,000,010	2,000,010

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited-Prepared by Management)

	Three months ended November 30, 2007	Six months ended November 30, 2007	Cumulative from date of inception October 26, 2006 to November 30, 2007
Cash (used in) operating activities:
Net (loss)	$(21,185)	$(39,963)	$(67,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in operating assets and liabilities:
Depreciation	16	16	16
Prepaid expense	-	-	(361)
Accounts payable	5,085	2,883	5,085
Accrued liabilities	(8,740)	(9,700)	10,300
Net cash (used in) operating activities
	(24,824)	(46,764)	(52,694)

Investing Activities:
Purchase of fixed assets	(492)	(492)	(492)

Net cash (used in) investing activities	(492)	(492)	(492)

Cash from financing activities:
Issue of shares	-	-	75,000

Net cash from financing activities	-	-	75,000

Effect of exchange rate changes on cash	(19)	(46)	411

Increase (decrease) in cash	(25,335)	(47,302)	22,225

Cash, beginning of period	47,560	69,527	-
Cash, end of period	$22,225	$22,225	$22,225

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(An Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars)
(Unaudited-Prepared by Management)
	Common Stock	Amount	Accumulated Other Comprehensive Income (loss)	Additional Paid in Capital	(Deficit) Accumulated During Development Stage from Inception to November 30, 2007	Stockholders’ Equity (Deficit)
Balance at inception, October 26, 2006	-	$-	$-	$-	$-	$-
Shares issued at $0.001 per share for acquisition of subsidiary November 5, 2006	10	-	-	-	-	-
Shares issued at $0.02 per share pursuant to subscription February 01, 2007	1,250,000	1,250	-	23,750	-	25,000
Shares issued at $0.04 per share pursuant to subscription February 28, 2007	625,000	625	-	24,375	-	25,000
Shares issued at $0.2 per share pursuant to subscriptions April 30, 2007	125,000	125	-	24,875	-	25,000
Net income (loss) for the year	-	-	457	-	(27,771)	(27,314)

Balance May 31, 2007	2,000,010	$2,000	$457	$73,000	$(27,771)	$47,686

Net (loss) for the three months ended August 31, 2007	-	-	(27)	-	(18,778)	(18,805)

Balance August 31, 2007	2,000,010	$2,000	$430	$73,000	$(46,549)	$28,881

Net (loss) for the three months ended November 30, 2007	-	-	(19)	-	(21,185)	(21,204)

Balance November 30, 2007	2,000,010	$2,000	$411	$73,000	$(67,734)	$7,677

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2007
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

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at November 30, 2007, the Company did not have any cash equivalents.

Fixed assets

Fixed assets consist of the following:

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

	November 30, 2007	November 30, 2006

Office furniture and equipment	492	0

	492	0

Less: Accumulated depreciation	16
	$476	$0

Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The Company has not incurred any asset retirement obligations as at November 30, 2007.

Foreign Currency

The operations of the Company are located in Canada. The Company maintains both U.S. Dollar and Canadian Dollar bank accounts. The functional currency is the Canadian Dollar. Transactions in foreign currencies other than the functional currency, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities denominated in the functional currency are translated into U.S. Dollars at the rate in effect at the balance sheet date. Revenue and expenses denominated in the functional currency are translated at the average exchange rate. Other comprehensive income includes the foreign exchange gains and losses that arise from translating from the functional currency into U.S. Dollars. As at November 30, 2007, the other comprehensive income is $411.

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

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

Loss Per Share

Basic earnings (loss) per share of common stock are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are equal to the basic loss per share for the quarter ended November 30, 2007 because there are no common stock equivalents outstanding.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable at November 30, 2007 reflected in these financial statements, approximates their fair value due to the short-term maturity of the instruments.

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

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. If impairment is deemed to exist, the asset will be written down to its fair value. Fair value is generally determined using a discounted cash flow analysis. As at November 30 2007, the Company does not believe any adjustment for impairment is required.

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

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

There were various other accounting standards and interpretations issued during 2006 or to November 30, 2007, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

2. BASIS OF PRESENTATION - GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since the inception of the development stage amounting to $67,734 as of November 30, 2007. As of November 30, 2007, the Company had a total of $22,225 in cash; however this amount may be insufficient to sustain operations over the course of the next year. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to establish a strong subscriber base, which will be receiving physical copies of each issue of our magazine via mail, and to obtain necessary financing or achieve a profitable level of operations. There are no assurances that the Company will be successful in achieving these goals.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
November 30, 2007
(Expressed in US Dollars)
Unaudited - Prepared by Management

3.  INCOME TAXES

The Company is subject to United States income taxes and Canadian income taxes (to the extent of its operations in Canada). The company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	Three months ended November 30, 2007	Cumulative from date of inception to November 30,2007
Loss for the period	$(21,185)	$(67,734)
Average statutory tax rate	35%	35%

Expected income tax provision	$(7,415)	$(23,707)
Unrecognized tax losses	7,415	23,707

Income tax expense	$--	$--

Significant components of deferred income tax assets at November 30, 2007 are as follows:

Net operating losses carried forward in United States	$23,707
Valuation allowance	(23,707)

Net deferred income tax assets	$-

The Company has net operating losses carried forward of $67,734 for United States tax purposes which will expire in 2027 if not utilized.

4. COMMITMENTS

The Company has leased office space for which the Company is committed to pay approximately $398.68 tax included (CDN399) on the first day of each month from May 1, 2007 through April 30, 2008.

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

As of November 30, 2007, twenty-one (21) contributors have signed artist agreements with us, demonstrating their intention to submit content to Buzz Magazine on an on-going basis. Individuals who take part in Buzz’s student contributors program do so on a strictly volunteer basis. If our operations develop to the point where the magazine’s advertising revenues exceed the costs of production, design, and distribution, we may then decide to pay students for published articles. However, we believe that a sufficient number of students will be motivated to be active volunteer contributors to allow us to generate enough content from volunteer submissions to continuously fill future issues of Buzz Magazine.

We plan to publish Buzz Magazine four times annually, with regularly scheduled releases during September, November, January, and March. This publishing cycle is intended to correspond to a traditional academic year, with two issues released per academic semester. Our first several issues will focus on Canadian Universities and will be distributed only in Canada, but we intend to develop an American version of the magazine if our Canadian magazine is successful. We initially set January of 2008 as the release date of our first full issue, however based on our inability to sell advertising space in that issue, we have postponed the release of our first full issue until September 2008. Because our magazine is advertising based, with any and all potential revenue stemming from the sale of advertising within our magazine, we felt it was in our best interest to hold off publishing a full issue of Buzz until we are able to generate sufficient advertising revenues. We are continuing our efforts to pre-sell advertising space in future issues of our magazine, and hope to sell sufficient advertising space to merit going to print on our first full issue of Buzz in September 2008. We have already published a 32-page pilot-issue, which we are using to entice advertisers to buy ad space in our future issues, and which we are using to seek agreements with various universities to allow us to give away our publication on their campus.

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

During June 2007, Buzz Magazine began a marketing campaign with the goal of increasing awareness and building a subscriber base. As part of the marketing effort, we spent a total of $511.90 USD to run a series of online advertisements for Buzz Magazine on Facebook.com. Ms. Walsh also conducted a significant amount of “grass roots” promotion for the Buzz Magazine website, through a handful of student dominated websites and live events. Such marketing and promotional effort helped to raise awareness for the upcoming release of the magazine, and to generate subscribers. We conducted a Buzz Magazine promotional tour during Oct 15 to Oct 18, 2007, at three universities across Atlantic Canada. Tiffany Walsh traveled to and set up a display booth at Saint Mary’s University, Dalhousie University, and University of New Brunswick. We received a positive response from the promotional tour, and plan to expand the program by conducting further promotions at schools in other regions in the future if the associated costs fit within our budget. As of November 30, 2007, 637 people have signed up as subscribers to Buzz Magazine through our website.

We have been negotiating with a number of universities and colleges in other regions, with the goal of forming a network of campuses where we may distribute Buzz Magazine. As of November 30, 2007, thirty-one (31) Universities and Colleges have verbally agreed to allow us to distribute Buzz Magazine on their campuses, by placing a “Buzz Box” in a high traffic area, at no charge. These schools include: Dalhousie University, Saint Mary’s University, St. Francis Xavier University, Acadia University, Mount Saint Vincent University, Cape Breton University, Nova Scotia College of Art and Design, University New Brunswick, Mount Allison University, Trent University, Ryerson University, York University, University of Windsor, Lakehead University, Carleton University, University of Ottawa, University of Waterloo, Saint Paul University, Queen’s University, University of Toronto, King’s University, University of Alberta, University of Calgary, McGill University, Bishop’s University, University of Northern British Columbia, Simon Fraser University, Thompson Rivers University, University of Regina, University of Manitoba, and Memorial University.

In July 2007, an upgrade to our website www.Readbuzzmagazine.comwas completed with the help of an independent web programmer and graphic designer. The upgrade includes an expanded area for visitors to share photos and articles, and post comments. Individuals who sign up for a subscription to Buzz also receive a private login for the website, allowing them to access exclusive online content.

From July to November 2007, Tiffany Walsh compiled enough content from volunteer contributors to fill the first two issues of Buzz Magazine. The design work on those issues however has been put off until we have sold sufficient advertising space to merit printing a full issue of Buzz. An independent graphic designer has agreed to perform all design work relating to preparing Buzz for print, for an anticipated fee of $1000.

In August 2007 Ms. Walsh began trying to sell advertising space in future issues of Buzz Magazine. Ms Walsh produced a professional advertising kit with the help of an independent graphic designer. Ms. Walsh began the process of generating leads and identifying target companies, who she felt might be interested in purchasing advertising space in future issues of Buzz. Ms. Walsh began approaching potential advertisers, with the intention of selling future space in Buzz Magazine.

From September to November 2007, we sent advertising packages to a number of companies who requested more information on advertising in Buzz, when we phoned them. These companies included: Pizza Delight, Wrigley Canada, Blockbuster, Tim Hortons, Nubody’s Gym, Dooly’s Pool Halls, Media Experts, Le Chateau, AEON, Molson Canada, Taylor Made Media, Mountain Equipment Co-op, Pizza Hut, Eastcoast pubcrawls, Via Rail, MBS Media Buying, Wendy’s Restaurants, Shaw Cablesystems, Red Bull, Diageo Liquor, Shoppers Drug Market, Little Caesars Pizza, Halifax Transfer, Markie Bus Tours, Durex Condoms, Future Shop, Staples Business Depot, Indigo Books Inc. (Chapters & Coles Books), Much Music, Nestle Beverages, Enterprise Rent-A-Car, Adecco, Vector Marketing, Fabutan, Subway Restaurants, Coca-Cola, Rogers Wireless, Research in Motion, Winners, Scotiabank, Imperial Oil, SWAP, Manpower, Travel Cuts, College Pro Painters, Ipsos, Unilever, and Brainhunter. However as of November 30, 2007, we have been unsuccessful in selling advertising space to the above-mentioned companies, and we have not generated any revenue to date. We are continuing our efforts to sell advertising space in future issues of Buzz Magazine.

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

Property

We lease our corporate office at 11 Thornhill Drive, Suite 216, Dartmouth Nova Scotia, B3B 1R9. We pay C$350 per month plus tax. The term of the lease is for one year expiring April 30, 2008, and includes office furnishings and Internet access. As our business operations grow, it may be necessary for us to seek additional space. Management believes additional suitable space will be available when it is needed.

Plan of Operations

Revenue Streams

We are approaching companies who may be interested in purchasing advertising space, either in future issues of Buzz magazine, or on our website. We are using copies of our 32-page pilot issue, along with a detailed marketing package, to procure such potential advertising contracts.

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

Sharing of our Subscriber List

Our magazine will strive to build its reader base through request circulation, whereby our magazine will be mailed free charge to readers who request our publication. Readers wishing to subscribe to Buzz will be able to do so via our web site or by submitting written requests via standard mail as described in physical copies of the magazine. Subscribers will be asked if they would allow us to send them other e-mails and/or publications that might be of interest to them. Provided the subscriber agrees, the subscriber’s information will be stored in a secure area of our web site, and we may from time to time send the subscriber materials from other magazines and/or advertisers. We anticipate that, provided our subscriber base reaches an appropriate size, we will be able to charge for such services. Additionally, the more subscribers we have on our subscription list who have requested copies of our magazine, the greater our ability to sell advertising space in our physical publication at premium rates.

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

Distribution via Direct Mail

Buzz will be mailed to those who have signed up for a subscription via our website. We will be using Canada Post to mail issues of Buzz to our subscribers. As of November 30, 2007, 637 people have signed up as subscribers to Buzz Magazine through our website. We will continue to build our subscriber base using various web-marketing campaigns aimed at motivating students to sign up for a free direct mail subscription to Buzz Magazine. We have also conducted some on-campus promotions at a small number of universities to raise awareness for our publication and to generate subscriptions. We believe that a large subscriber base for distribution via direct mail will help us procure advertising revenues from the sale of advertising space in physical copies of our magazine. To allow us to reach students at a greater number of universities and colleges, we plan on continuing to build our network of campus representatives. We plan on finding student volunteers interested in becoming campus representatives by placing advertisements in school newspapers, by networking through student web sites, and by word of mouth. To date we have volunteer campus representatives on nine different university campuses.

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

Distribution via “Buzz Boxes”

Buzz will be distributed free of charge to students via distribution boxes on a select number of university campuses across Canada. To coincide with the release of our first issue of Buzz, we plan to place “Buzz Boxes” in heavily trafficked locations in various universities across Canada. These “Buzz Boxes” will act as a distribution conduit for physical copies of Buzz Magazine. We have designed the boxes so that the boxes themselves will resemble traditional newspaper distribution boxes, and will be decorated in the Buzz logo and in Buzz colours so they are recognizable and distinctive. To date, no “Buzz Boxes” have been constructed, however we have a supplier who is able to build our boxes once we are ready to publish our first full issue. Starting in the fall of 2007, we began to negotiate with universities across Canada in an attempt to secure as many distribution agreements as possible. We are using our pilot issue to showcase our magazine to representatives at various universities across the country. It is our hope that we will be able to receive permission from a large number of universities, allowing us to place our magazine distribution boxes on their campus. We anticipate paying a flat rate to some universities for each “Buzz Box” displayed on campus in exchange for the right to place the display boxes. As of November 30, 2007, thirty-one (31) Universities and Colleges have agreed verbally to allow us to distribute Buzz Magazine on their campuses, by placing a “Buzz Box” in a high traffic area, at no charge. These schools include: Dalhousie University, Saint Mary’s University, St. Francis Xavier University, Acadia University, Mount Saint Vincent University, Cape Breton University, Nova Scotia College of Art and Design, University New Brunswick, Mount Allison University, Trent University, Ryerson University, York University, University of Windsor, Lakehead University, Carleton University, University of Ottawa, University of Waterloo, Saint Paul University, Queen’s University, University of Toronto, King’s University, University of Alberta, University of Calgary, McGill University, Bishop’s University, University of Northern British Columbia, Simon Fraser University, Thompson Rivers University, University of Regina, University of Manitoba, and Memorial University.

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

Marketing

During June 2007, we began marketing Buzz Magazine to students, with the goal of increasing awareness and building our subscriber base. As part of the marketing effort, we spent a total of $511.90 USD to run a series of online advertisements for Buzz Magazine on Facebook.com. We plan to continue building our subscriber base using similar web marketing campaigns aimed at enticing students to sign up for a free subscription to Buzz through our website. Future web marketing campaigns may include email campaigns, and website banner advertising through websites often populated by students. We conducted a Buzz Magazine promotional tour from October 15 to October 18, 2007, at three universities across Atlantic Canada. Tiffany Walsh traveled to and set up a display booth at Saint Mary’s University, Dalhousie University and University of New Brunswick. We received a positive response from the promotional tour, and plan to expand the program by conducting further promotions at schools in other regions in the future if the associated costs fit within our budget. We are also organizing a network of Buzz campus reps at various universities across Canada. Campus reps are student volunteers from different universities, who spread the word about Buzz magazine around their campus. They are also local contacts who could be paid in the future to launch on-campus promotions for Buzz at their schools. Our magazine distribution “Buzz Boxes” will also provide a level of exposure to our product once they are setup at select locations at universities across Canada.

Our Publication

We will continue building our student contributors program by signing more volunteers to artist agreements. We will continue to seek articles, stories and photos submitted by students from across the country, which will be retained for possible publication in issues of our magazine during the 2008 season. We have accumulated enough content to fill our first two full issues of Buzz, and have begun the design process. For each subsequent issue, we will continue to seek editorial content and photographs submitted by volunteers.

Our web site, located at www.ReadBuzzMagazine.com, currently contains a subscriber signup page, an introduction to our magazine, a downloadable copy of our pilot issue, an online application for all our volunteer positions, company information, and information for prospective advertisers. We have incurred approximately C$4,800 in web site development expenses as of November 30, 2007. Our cost, per issue, for posting each new issue of Buzz on our web site is anticipated to be C$40.

Anticipated Expenses

It is anticipated that design and construction of our “Buzz Boxes” will be completed closer to the release of our first full issue. Our anticipated design and production cost per outdoor box is C$63, and the cost per indoor box is expected to be C$36. We plan to use 50 distribution boxes (20 outdoor boxes and 30 indoor boxes) for our first publications. Multiple boxes will be placed at each university that agrees to distribute our publication, and we will construct purchase more boxes based upon demand. Our total anticipated production cost for our first 50 boxes is C$2,340, with an additional C$900 in shipping expenses anticipated.

Printing costs for physical copies of the magazine are estimated to be C$0.38 per issue, assuming we print 20,000 copies per issue. We anticipate average shipping costs relating to direct mail subscriptions to be C$0.60 per subscriber. We anticipate shipping costs relating to copies of Buzz distributed via our Buzz Boxes to be C$0.07 per issue. Thus, based upon our full planned print run of 20,000 copies per issue, we anticipate our total production and distribution costs (printing and shipping) associated with each issue of Buzz to be between C$9,000 and C$11,650, depending upon how many copies we decide to distribute via direct mail and how many we distribute via “Buzz boxes”.

Over the next twelve months we plan to produce and distribute two issues of Buzz (September and November issues in 2008), with each issue comprising 20,000 physical copies and one electronic copy on our web-site. We believe that we will have to generate revenues of at least C$20,000 dollars from advertising sales to be able to print and distribute two issues of Buzz, each comprising of 20,000 copies per issue.

As indicated above, the total of our printing, shipping, and distribution costs for the next twelve months is anticipated to between C$18,000 and C$23,300. We anticipate spending an additional

C$2,000 on marketing and promotions. Our office expenditures, including rent, are anticipated to be a total of $5,000 over the next twelve months. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $20,000. As of November 30, 2007, we had $22,225 in cash and working capital of $7,201. We believe we have sufficient cash on hand to sustain our operations for the next 6 months, even if there are limited revenues. We decided to postpone the release of our first full issue of Buzz, from January 2008 to September 2008, due to our inability to sell advertising space in that issue. We are continuing to work at selling advertising space in future issues of Buzz. We believe that we will have to generate revenues of at least $10,000 dollars from advertising sales to be able to print and distribute 20,000 copies of our first full issue of Buzz. If we desire to grow our business, or distribute more magazines to more campuses, we may need to either realize additional revenues from advertising sales, or raise or borrow additional capital.  We successfully raised initial funds through private placements of our common stock.  In the future, we may need to engage in public or private financing should there be a need for additional funds.  There is no assurance that such placements will be successful.  We anticipate receiving some revenue from the sale of advertising in future issues of Buzz and from the sale of advertising on our web site. However, we may not realize such revenues.

In addition, depending on available revenues, we may engage in some general marketing efforts over and above those involved in establishing the three main distribution channels noted above.
We do not believe that there will be significant research and development expenses during the next 12 months.

We anticipate that our cost of sales is incorporated in our anticipated administrative expenses, as sales over our first year will be conducted by Tiffany Walsh, who does not currently take any salary. Sales campaigns will be conducted principally through the use of e-mail and telephone and in person where prospective advertisers have offices or representatives near Halifax. Where necessary, Ms. Walsh may incur some travel costs but we do not estimate such costs, if incurred at all, will exceed $1500 for the next 6 months.

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

Off Balance Sheet Arrangements

As of November 30, 2007, there were no off balance sheet arrangements.

Results of Operations for Period Ending November 30, 2007

We did not earn any revenues from inception through the period ending November 30, 2007. We incurred net operating expenses in the amount of $21,185 for the three months ended November 30, 2007, $30,036 for the six months ended November 30, 2007, and $67,734 for the period from our inception on October 26, 2006 to November 30, 2007. Our operating expenses incurred for the three months ended November 30, 2007 included $17,536 for professional fees, $1,250 in advertising and promotion expenses, and $2,383 in general and administrative expenses. Our operating expenses incurred for the six months ended November 30, 2007 included $30,036 for professional fees, $1,731 in advertising and promotion expenses, and $8,180 in general and administrative expenses. Our operating expenses incurred for the period from our inception on October 26, 2006 to November 30, 2007 included $50,036 for professional fees, $2,905 in advertising and promotion expenses, $12,949 in general and administrative expenses and $1,828 in travel expenses. Thus, our net loss for the three months ended November 30, 2007 was $21,185, and our net loss for the period from our inception on October 26, 2006 to November 30, 2007 was $67,734. The primary component in our net loss for each period has been the professional fees we have incurred in organizing our business. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the production and printing of our publication and the professional fees that we will incur in connection with becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of November 30, 2007, we had current assets in the amount of $22,586, consisting of $22,225 in Cash and $361 in Prepaid Expense. Our current liabilities as of November 30, 2007 were $15,385. Thus our working capital on November 30, 2007 was $7,201.

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

There were various other accounting standards and interpretations issued during 2006 or to November 30, 2007, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Tiffany Walsh. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2007.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities were completed during the three month period ended November 30, 2007.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended November 30, 2007.

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

Buzz Media, Ltd.

Date:	January 14, 2008

By: /s/ Tiffany Walsh Tiffany Walsh Title: President, Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, and Director