Form 10QSB
period 2008-03-31
Buzz Media, Ltd.
filed 2008-04-14
CIK 1403612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-144910

Buzz Media, Ltd.
(Exact name of small business issuer as specified in its charter)

Nevada	___________________
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11 Thornhill Drive, Suite 216, Dartmouth, Nova Scotia B3B 1R9
(Address of principal executive offices)

1-866-483-1340
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,000,010 common shares as of February 29, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited interim consolidated financial statements included in this Form 10-QSB are as follows:
Page

Consolidated Financial Statements:

Consolidated Balance Sheet (Unaudited) as of February 29, 2008	F-1

Consolidated Statement of Operations (Unaudited) for the three and nine months ended February 29, 2008 and for the period from October 26, 2006 (date of inception) through February 29, 2008	F-2

Consolidated Statement of Cash Flows (Unaudited) for the three and nine months ended February 29, 2008 and for the period from October 26, 2006 (date of inception) through February 29, 2008	F-3

Consolidated Statement of Stockholders’ Equity (Unaudited) for the three months ended February 29, 2008 and for the period from October 26, 2006 (date of inception) through February 29, 2008	F-4

Notes to Consolidated Financial Statements	F-5

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended February 29, 2008 are not necessarily indicative of the results that can be expected for the full year.

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited-Prepared by Management)

Note 2 - Basis of Presentation - going concern
	February 29 2008	May 31 2007

ASSETS

CURRENT ASSETS
Cash	$5,334	$69,527
Prepaid expense	361	361
Total current assets	5,695	69,888

Fixed Assets, net of accumulated depreciation	451	-

Total assets	$6,146	$69,888

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable
	$964	$2,202
Accrued liabilities	5,300	20,000
Total current liabilities	6,264	22,202

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock Authorized 50,000,000 shares at par value of $0.001 each Issued and outstanding 2,000,010	2,000	2,000
Additional paid-in capital	73,000	73,000
Accumulated other comprehensive income	376	457
Accumulated (deficit) during development stage	(75,494)	(27,771)
Total stockholders' equity	(118)	47,686

Total liabilities and stockholder's equity	$6,146	$69,888

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited-Prepared by Management)

	Three months ended February 29, 2008	Three months ended February 28, 2007	Nine months ended February 29, 2008	From inception to February 28, 2007	Cumulative from date of inception October 26, 2006 to February 29, 208

EXPENSES
Professional fees	$5,515	$-	$35,551	$-	$55,551
Advertising and Promotion	107	-	1,838	-	3,012
Depreciation	25	-	41	-	41
General and administrative	2,113	288	10,293	288	15,062
Travel	-	-	-	-	1,828
Total expenses	7,760	288	47,723	288	75,494

Net (loss) for the period	$(7,760)	$(288)	$(47,723)	$(288)	$(75,494)

Other comprehensive income
Foreign currency translation	(35)	45	(81)	45	376

Comprehensive income	$(7,795)	$(243)	$(47,804)	$(243)	$(75,118)

Net loss per common share - basic and fully diluted:

Net (loss) for the period	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of common stock outstanding	2,000,010	395,843	2,000,010	282,747

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited-Prepared by Management)

	Three months ended February 29, 2008	Three months ended February 28, 2007	Nine months ended February 29, 2008	From inception to February 28, 2007	Cumulative from date of inception October 26, 2006 to February 29, 2008
Cash (used in) operating activities:

Net (loss)	$(7,760)	$(288)	$(47,723)	$(288)	$(75,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in operating assets and liabilities:
Depreciation	25	-	41	-	41
Prepaid expense	-	-	-	-	(361)
Accounts payable	(4,121)	-	(1,238)	-	964
Accrued liabilities	(5,000)	-	(14,700)	-	5,300
Net cash (used in) operating activities
	(16,856)	(288)	(63,620)	(288)	(69,550)

Investing Activities:
Purchase of fixed assets	-	-	(492)	-	(492)

Net cash (used in) investing activities	-	-	(492)	-	(492)

Cash from financing activities:
Issue of shares	-	50,000	-	50,000	75,000

Net cash from financing activities	-	50,000	-	50,000	75,000

Effect of exchange rate changes on cash	(35)	(45)	(81)	(45)	376

Increase (decrease) in cash	(16,891)	49,667	(64,193)	49,667	5,334

Cash, beginning of period	22,225	-	69,527	-	-
Cash, end of period	$5,334	$49,667	$5,334	49,667	$5,334

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars)
(Unaudited-Prepared by Management)

	Common Stock	Amount	Accumulated Other Comprehensive Income (loss)	Additional Paid in Capital	(Deficit) Accumulated During Development Stage from Inception to February 29, 2008	Stockholders’ Equity (Deficit)
Balance at inception, October 26, 2006	-	$-	$-	$-	$-	$-
Shares issued at $0.001 per share for acquisition of subsidiary November 5, 2006	10	-	-	-	-	-
Shares issued at $0.02 per share pursuant to subscription February 01, 2007	1,250,000	1,250	-	23,750	-	25,000
Shares issued at $0.04 per share pursuant to subscription February 28, 2007	625,000	625	-	24,375	-	25,000
Shares issued at $0.2 per share pursuant to subscriptions April 30, 2007	125,000	125	-	24,875	-	25,000
Net income (loss) for the year	-	-	457	-	(27,771)	(27,314)

Balance May 31, 2007	2,000,010	$2,000	$457	$73,000	$(27,771)	$47,686

Net (loss) for the three months ended August 31, 2007	-	-	(27)	-	(18,778)	(18,805)

Balance August 31, 2007	2,000,010	$2,000	$430	$73,000	$(46,549)	$28,881

Net (loss) for the three months ended November 30, 2007	-	-	(19)	-	(21,185)	(21,204)

Balance November 30, 2007	2,000,010	$2,000	$411	$73,000	$(67,734)	$7,677

Net (loss) for the three months ended February 29, 2008	-	-	(35)	-	(7,760)	(7,795)

Balance February 29, 2008	2,000,010	$2,000	$376	$73,000	$(75,494)	$(118)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 29, 2008
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

The Company intends to distribute the first issue in September of 2008. It has already compiled a pilot issue, which will be used to entice advertisers to buy advertising space in the future issues and to enter distribution arrangements with Universities. It is planned that the magazine will be published four times annually, with a new issue released in September, November, January and March. The Company plans to generate revenues through the sale of advertising space within physical copies of the magazine, through the sale of advertising space on its website, and by sharing Buzz Magazine’s subscriber list with various advertisers and other distributors.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiary Buzz Nova Scotia. All significant inter-company balances and transactions are eliminated.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at February 29, 2008 the Company did not have any cash equivalents.

Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The Company has not incurred any asset retirement obligations as at February 29, 2008.

Fixed Assets

Office furniture and equipment is carried at cost less a provision for depreciation on a straight-line basis over its estimated useful life of five years.

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 29, 2008
(Expressed in US Dollars)
Unaudited - Prepared by Management

 Foreign Currency

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

Loss Per Share

Basic earnings (loss) per share of common stock are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are equal to the basic loss per share for the quarter ended February 29, 2008 because there are no common stock equivalents outstanding.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable at February 29, 2008 reflected in these financial statements, approximates their fair value due to the short-term maturity of the instruments.

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

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 29, 2008
(Expressed in US Dollars)
Unaudited - Prepared by Management

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. If impairment is deemed to exist, the asset will be written down to its fair value. Fair value is generally determined using a discounted cash flow analysis. As at February 29, 2008 the Company does not believe any adjustment for impairment is required.

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

The Company has experienced losses since the inception of the development stage amounting to $75,494 as of February 29, 2008. As of February 29, 2008 the Company had a total of $5,334 in cash; however this amount may be insufficient to sustain operations over the course of the following months. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to establish a strong subscriber base, which will be receiving physical copies of each issue of our magazine via mail, and to obtain necessary financing or achieve a profitable level of operations. There are no assurances that the Company will be successful in achieving these goals.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

3. FIXED ASSETS

Fixed assets consist of the following:

February 29, 2008
Office furniture and equipment	$492
Less: Accumulated depreciation	41
$451

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 29, 2008
(Expressed in US Dollars)
Unaudited - Prepared by Management

4.  INCOME TAXES

The Company is subject to United States income taxes and Canadian income taxes (to the extent of its operations in Canada). The company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

Three months ended February 29, 2008
Loss for the period	$(7,760)
Average statutory tax rate	35%
Expected income tax provision	(2,716)
Unrecognized tax losses	2,716
Income tax expense	$--

Significant components of deferred income tax assets at February 29, 2008 are as follows:

Net operating losses carried forward in United States	$26,423
Valuation allowance	(26,423)
Valuation allowance	(26,423)
Net deferred income tax assets	$-

The Company has net operating losses carried forward of $75,494 for United States tax purposes which will expire in 2027 if not utilized.

5. COMMITMENTS

The Company has leased office space for which the Company is committed to pay approximately $407.23 tax included (CDN399) on the first day of each month from May 1, 2007 through April 30, 2008.

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

As of February 29, 2008, twenty-three (23) contributors have signed artist agreements with us, demonstrating their intention to submit content to Buzz Magazine on an on-going basis. Individuals who take part in Buzz’s student contributors program do so on a strictly volunteer basis. If our operations develop to the point where the magazine’s advertising revenues exceed the costs of production, design, and distribution, we may then decide to pay students for published articles. However, we believe that a sufficient number of students will be motivated to be active volunteer contributors to allow us to generate enough content from volunteer submissions to continuously fill future issues of Buzz Magazine.

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

During June 2007, Buzz Magazine began a marketing campaign with the goal of increasing awareness and building a subscriber base. As part of the marketing effort, we spent a total of $511.90 USD to run a series of online advertisements for Buzz Magazine on Facebook.com. Ms. Walsh also conducted a significant amount of “grass roots” promotion for the Buzz Magazine website, through a handful of student dominated websites and live events. Such marketing and promotional effort helped to raise awareness for the upcoming release of the magazine, and to generate subscribers. We conducted a Buzz Magazine promotional tour during Oct 15 to Oct 18, 2007, at three universities across Atlantic Canada. Tiffany Walsh traveled to and set up a display booth at Saint Mary’s University, Dalhousie University, and University of New Brunswick. We received a positive response from the promotional tour, and plan to expand the program by conducting further promotions at schools in other regions in the future if the associated costs fit within our budget. As of February 29, 2008, 658 people have signed up as subscribers to Buzz Magazine through our website.

We have been negotiating with a number of universities and colleges in other regions, with the goal of forming a network of campuses where we may distribute Buzz Magazine. As of February 29, 2008, forty-two (42) Universities and Colleges have verbally agreed to allow us to distribute Buzz Magazine on their campuses, by placing a “Buzz Box” in a high traffic area, at no charge. These schools include: Dalhousie University, Saint Mary’s University, St. Francis Xavier University, Acadia University, Mount Saint Vincent University, Cape Breton University, Nova Scotia College of Art and Design, University New Brunswick, Mount Allison University, Trent University, Ryerson University, York University, University of Windsor, Lakehead University, Carleton University, University of Ottawa, University of Waterloo, Saint Paul University, Queen’s University, University of Toronto, King’s University, University of Ontario Institute of Technology, University of Guelph-Humber, Laurentian University, Wilfrid Laurier University, Algonquin College of Applied Arts and Technology, Nipissing University, St. Jerome’s University, University of Alberta, University of Calgary, University of Lethbridge, Athabasca University, McGill University, Bishop’s University, University of British Columbia, University of Victoria, University of Northern British Columbia, Simon Fraser University, Thompson Rivers University, University of Regina, University of Manitoba, and Memorial University.

In July 2007, an upgrade to our website www.Readbuzzmagazine.comwas completed with the help of an independent web programmer and graphic designer. The upgrade includes an expanded area for visitors to share photos and articles, and post comments. Individuals who sign up for a subscription to Buzz also receive a private login for the website, allowing them to access exclusive online content.

From July 2007 to February 2008, Tiffany Walsh compiled enough content from volunteer contributors to fill two new issues of Buzz Magazine. An independent graphic designer has agreed to perform all design work relating to preparing Buzz for print later in 2008, for an anticipated fee of $1000.

In August 2007 Ms. Walsh began marketing advertising space in future issues of Buzz Magazine. Ms Walsh produced a professional advertising kit with the help of an independent graphic designer. Ms. Walsh began the process of generating leads and identifying target companies, who she felt might be interested in purchasing advertising space in future issues of Buzz. Ms. Walsh began approaching potential advertisers, with the intention of selling future space in Buzz Magazine.

From September to February 2008, we sent advertising packages to a number of companies who requested more information on advertising in Buzz, when we phoned them. These companies included:  Pizza Delight, Wrigley Canada, Blockbuster, Tim Hortons, Nubody’s Gym, Dooly’s Pool Halls, Media Experts, Le Chateau, AEON, Molson Canada, Taylor Made Media, Mountain Equipment Co-op, Pizza Hut, Eastcoast pubcrawls, Via Rail, MBS Media Buying, Wendy’s Restaurants, Shaw Cablesystems, Red Bull, Diageo Liquor, Shoppers Drug Market, Little Caesars Pizza, Halifax Transfer, Markie Bus Tours, Durex Condoms, Future Shop, Staples Business Depot, Indigo Books Inc.  (Chapters & Coles Books), Much Music, Nestle Beverages, Enterprise Rent-A-Car, Adecco, Vector Marketing, Fabutan, Subway Restaurants, Coca-Cola, Rogers Wireless, Research in Motion, Winners, Scotiabank, Imperial Oil, SWAP, Manpower, Travel Cuts, College Pro Painters, Ipsos, Unilever, and Brainhunter. However as of February 29, 2008, we have been unsuccessful in selling advertising space, in printed copies of our magazine and on our website, to the above-mentioned companies, and we have not generated any revenue to date. We are continuing our efforts to sell advertising space in future issues of Buzz Magazine.

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

Property

We lease our corporate office at 11 Thornhill Drive, Suite 216, Dartmouth Nova Scotia, B3B 1R9. We pay C$350 per month plus tax. Our financial obligations on the lease end following payment of the March 2008 rent. We may decide to seek an alternative location for our corporate office in May 2008. Management believes additional suitable space will be available when it is needed.

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

Sale of Advertising Space on our Web-site

We have placed space for advertising banners on every page of our web site. Along with advertising space within physical copies of our magazines, we plan on selling this online advertising space. To date, we have not sold any advertisements on our website. It is anticipated that our ability to sell such ads will be affected by our web-site traffic – the number of people that visit our web site on a daily basis.  In order to increase web site traffic, we have a placed a copy of our latest issue of Buzz available for on-line viewing or downloading on our web site. We also plan to include a number of interactive games, message boards, and general information that might be useful to a university student.

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

Distribution via Direct Mail

 Buzz will be mailed to those who have signed up for a subscription via our website. We will be using Canada Post to mail issues of Buzz to our subscribers. As of February 29, 2008, 637 people have signed up as subscribers to Buzz Magazine through our website. We will continue to build our subscriber base using various web-marketing campaigns aimed at motivating students to sign up for a free direct mail subscription to Buzz Magazine. We have also conducted some on-campus promotions at a small number of universities to raise awareness for our publication and to generate subscriptions. We believe that a large subscriber base for distribution via direct mail will help us procure advertising revenues from the sale of advertising space in physical copies of our magazine. To allow us to reach students at a greater number of universities and colleges, we plan on continuing to build our network of campus representatives. We plan on finding student volunteers interested in becoming campus representatives by placing advertisements in school newspapers, by networking through student web sites, and by word of mouth. To date we have volunteer campus representatives on nine different university campuses.

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

Distribution via “Buzz Boxes”

Buzz will be distributed free of charge to students via distribution boxes on a select number of university campuses across Canada. To coincide with the release of our first issue of Buzz, we plan to place “Buzz Boxes” in heavily trafficked locations in various universities across Canada. These “Buzz Boxes” will act as a distribution conduit for physical copies of Buzz Magazine. We have designed the boxes so that the boxes themselves will resemble traditional newspaper distribution boxes, and will be decorated in the Buzz logo and in Buzz colours so they are recognizable and distinctive. To date, no “Buzz Boxes” have been constructed, however we have a supplier who is able to build our boxes once we are ready to publish our first full issue. Starting in the fall of 2007, we began negotiating with a number of universities and colleges in other regions, with the goal of forming a network of campuses where we may distribute Buzz Magazine. As of February 29, 2008, forty-two (42) Universities and Colleges have verbally agreed to allow us to distribute Buzz Magazine on their campuses, by placing a “Buzz Box” in a high traffic area, at no charge. These schools include: Dalhousie University, Saint Mary’s University, St. Francis Xavier University, Acadia University, Mount Saint Vincent University, Cape Breton University, Nova Scotia College of Art and Design, University New Brunswick, Mount Allison University, Trent University, Ryerson University, York University, University of Windsor, Lakehead University, Carleton University, University of Ottawa, University of Waterloo, Saint Paul University, Queen’s University, University of Toronto, King’s University, University of Ontario Institute of Technology, University of Guelph-Humber, Laurentian University, Wilfrid Laurier University, Algonquin College of Applied Arts and Technology, Nipissing University, St. Jerome’s University, University of Alberta, University of Calgary, University of Lethbridge, Athabasca University, McGill University, Bishop’s University, University of British Columbia, University of Victoria, University of Northern British Columbia, Simon Fraser University, Thompson Rivers University, University of Regina, University of Manitoba, and Memorial University.

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

Our web site, located at www.ReadBuzzMagazine.com, currently contains a subscriber signup page, an introduction to our magazine, a downloadable copy of our pilot issue, an online application for all our volunteer positions, company information, and information for prospective advertisers. We have incurred approximately C$4,800 in web site development expenses as of February 29, 2008.  Our cost, per issue, for posting each new issue of Buzz on our web site is anticipated to be C$40.

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

We plan to produce and distribute an issue of Buzz in September and another in November of 2008, with each issue comprising 20,000 physical copies and one electronic copy on our web-site. However, we do not currently have enough cash on hand to fund the production and distribution of those two issues. We believe that we will have to generate revenues of at least C$22,000 dollars from advertising sales to be able to print and distribute two issues of Buzz.

As indicated above, the total of our printing, shipping, and distribution costs for two full issues of Buzz (September and November 2007) is anticipated to be between C$18,000 and C$22,000. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be $20,000. As of February 29, 2008, we had $5,334 in cash and a working capital deficit of $569. We believe we may not have sufficient cash on hand to sustain our operations for the next 6 months, unless we are able to generate sufficient revenues, or raise or borrow additional capital. We are continuing to work at selling advertising space in future issues of Buzz. If we desire to grow our business, or distribute more magazines to more campuses, we may need to either realize additional revenues from advertising sales, or raise or borrow additional capital.  We successfully raised initial funds through private placements of our common stock.  In the future, we may need to engage in public or private financing should there be a need for additional funds.  There is no assurance that such placements will be successful.  We anticipate receiving some revenue from the sale of advertising in future issues of Buzz and from the sale of advertising on our web site. However, we may not realize such revenues.

In addition, depending on available revenues, we may engage in some general marketing efforts over and above those involved in establishing the three main distribution channels noted above.
We do not believe that there will be significant research and development expenses during the next 12 months.

We anticipate that our cost of sales is incorporated in our anticipated administrative expenses, as sales over our first year will be conducted by Tiffany Walsh, who does not currently take any salary.  Sales campaigns will be conducted principally through the use of e-mail and telephone and in person where prospective advertisers have offices or representatives near Halifax.  Where necessary, Ms. Walsh may incur some travel costs but we do not estimate such costs, if incurred at all, will exceed $1000 for the next 6 months.

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

Off Balance Sheet Arrangements

As of February 29, 2008, there were no off balance sheet arrangements.

Results of Operations for Period Ending February 29, 2008

We did not earn any revenues from inception through the period ending February 29, 2008. We incurred net operating expenses in the amount of $7,760 for the three months ended February 29, 2008, $47,723 for the nine months ended February 29, 2008, and $75,494 for the period from our inception on October 26, 2006 to February 29, 2008. Our operating expenses incurred for the three months ended February 29, 2008 included $5,515 for professional fees and $2,113 in general and administrative expenses. Our operating expenses incurred for the nine months ended February 29, 2008 included $35,551 for professional fees, $1,838 in advertising and promotion expenses, and $10,293 in general and administrative expenses. Our operating expenses incurred for the period from our inception on October 26, 2006 to February 29, 2008 included $55,551 for professional fees, $3,012 in advertising and promotion expenses, $15,062 in general and administrative expenses and $1,828 in travel expenses. Our net loss for the three months ended February 29, 2008 was $7,760, and our net loss for the period from our inception on October 26, 2006 to February 29, 2008 was $75,494. The primary component in our net loss for each period has been the professional fees we have incurred in organizing our business. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the production and printing of our publication and the professional fees that we will incur in connection with becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of February 29, 2008, we had current assets in the amount of $5,695, consisting of $5,334 in Cash and $361 in Prepaid Expense. Our current liabilities as of February 29, 2008 were $6,264. Thus our working capital deficit on February 29, 2008 was $569.

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

There were various other accounting standards and interpretations issued during 2006 or to February 29, 2008, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 29, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Tiffany Walsh.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended February 29, 2008.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities were completed during the three month period ended February 29, 2008.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 29, 2008.

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

Buzz Media, Ltd.

Date:	April 11, 2008

By: Tiffany Walsh Title: President, Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, and Director