Form 10KSB
period 2008-05-31
Sinobiopharma, Inc.
filed 2008-09-15
CIK 1403612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)
☒	Annual Report under Section 13 or 15 (d) of The Securities Exchange Act of 1934
For the fiscal year ended May 31, 2008

☐	Transition Report under Section 14 or 15 (d) of The Securities Exchange Act of 1934
For the transition period from _________ to __________.

SINOBIOPHARMA, INC.
(formerly Buzz Media Ltd.)
(Exact name of registrant as specified in its charter)

Nevada	333-144910	26-3002371
(State or other	(Commission File No.)	(I.R.S. Employer
jurisdiction		Identification No.)
of Company )

2820 W. Charleston Blvd., Suite 22
Las Vegas, NV, 89102
(Address of principal executive offices, including Zip Code)

Registrant’s telephone number, including area code: 1-877-568-0188

Buzz Media Ltd.
11 Thornhill Drive, Suite 216
Dartmouth, Nova Scotia B3B 1R9
(Former name or former address, if changed since last report)

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act: Common Stock, $0.0001 par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year: NIL for the year ended May 31, 2008.

The aggregate market value of the voting shares of common equity held by non-affiliates of the Registrant as of May 31, 2008 was 750,000 shares X $0.011 per share = $8,250.

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of May 31, 2008 was 2,000,010 shares.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

USE OF NAMES

In this annual report, the terms “Sinobiopharma”,“Company”, “we”, or “our”, unless the context otherwise requires, mean Sinobiopharma, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•    dependence on key personnel;

•    competitive factors;

•    degree of success of research and development programs

•    the operation of our business; and

•    general economic conditions in the United States and China

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

Part I

Item 1. Description Of Business

Prior Operational History

Sinobiopharma, Inc., (hereafter the "Company") was incorporated under the name Buzz Media Ltd. in Nevada on October 26, 2006 (“Buzz Media”). On November 8, 2006, we purchased all the issued and outstanding shares of Buzz Media Ltd., a Nova Scotia company (“Buzz Nova Scotia”) from our then officer and director Tiffany Walsh for 10 shares of our common stock. As a result of this transaction, Buzz Nova Scotia became a wholly-owned subsidiary of Buzz Media.

On May 17, 2007 we filed a trademark application with the United States Patent and Trademark Office, seeking a trademark on “Buzz Magazine” used as the name, or title, of a magazine. We abandoned the trademark effective March 4, 2008.

Business of Buzz Media

As of May 31, 2008, we were in the business of designing, publishing, and distributing the magazine, Buzz. Buzz is a student lifestyle magazine, which features stories, articles, and photographs submitted by current college and university students from across Canada. We intended to distribute the publication free of charge via direct mail, physical distribution boxes at specified locations, email, and the internet at www.ReadBuzzMagazine.com.

As a national college magazine that was intended to be written for college students by college students, we believed Buzz Magazine would appeal to a significant number of readers. As opposed to traditional university newspapers and magazines, which focus on the university of their origin, Buzz was expected to contain articles from, and focus on, a large number of universities. Our intention was to make Buzz relevant to a larger audience, both of readers and advertisers.

It was our intended wide market appeal, along with our genuine connection to the college student lifestyle, which we anticipated would give our company a competitive advantage. Content for our magazine was expected to come directly from current college and university students from across the country.

Tiffany Walsh, our editor-in-chief, was responsible for coordinating our student contributors program. The program was expected to encourage college and university students to send Buzz their stories, articles, photographs and original artwork, which would showcase their unique university experience, for the opportunity to have it published in a national student publication.

As of July 23, 2007, 14 student contributors signed artist agreements (See Exhibit 10.2 attached to Form SB-2 filed through EDGAR on July 27, 2007 which is hereby incorporated by reference) with us, demonstrating their intention to submit content to Buzz Magazine on an on-going basis. Individuals who were to take part in Buzz’s student contributors program would do so on a strictly volunteer basis. If our operations developed to the point where the magazine’s advertising revenues exceeded the costs of production, design, and distribution, we would then decide to pay students for published articles. However, we believed that a sufficient number of students would be motivated to be active volunteer contributors to allow us to generate enough content from volunteer submissions to continuously fill future issues of Buzz Magazine.

We planned to publish Buzz Magazine four times annually, with regularly scheduled releases during September, November, January, and March. This publishing cycle was intended to correspond to a traditional academic year, with two issues released per academic semester. To permit adequate time for us to sell advertising space in future issues of Buzz, we had set January of 2008 as the release date of our first full issue, however, we did not release our first issue as planned. We had already compiled and printed a 32-page pilot-issue, which we expected to use to entice advertisers to buy ad space in our future issues, and which we expected to use to seek distribution agreements with various universities. Our first several issues were expected to focus on Canadian Universities and was expected to be distributed only in Canada, but we intended to develop an American version of the magazine if our Canadian magazine was successful.

In 2006, Tiffany Walsh began the process of establishing student contacts at universities across Canada. She did this by placing ads in various student newspapers and on various student web sites, calling for people interested in writing articles or submitting photographs for a future national student lifestyle magazine. Individuals answering the ads were interviewed, and told that submissions would initially be made solely on a volunteer basis. Ms. Walsh used submissions from such contacts to compile material for the pilot issue, which was completed with the help of an independent contractor graphic designer in March of 2007. For each subsequent issue, it was intended that this process would be repeated, using editorial content and photographs submitted by student volunteers from various academic institutions.

Subsequent Events and Intended Change of Business

On July 2, 2008, Ms. Tiffany Walsh, our then President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director, agreed to sell all of her 1,250,010 (pre forward split) shares of our issued and outstanding common stock to Mr. Jianguo Wang for an aggregate price of CDN$300,000 to be paid on or before August 15, 2008. The closing of the foregoing stock purchase agreement took place on July 14, 2008, and as of such date Mr. Jianguo Wang became the owner of 1,250,010 (pre forward split) shares of our common stock (now 62,500,500 shares of common stock following a 50 new shares for each one (1) old share forward stock split) representing approximately 62.50% of our issued and outstanding common stock at the time. The foregoing description of the stock purchase transaction does not purport to be complete and is qualified in its entirety by reference to the stock purchase agreement, which was filed as Exhibit 10.1 to the Form 8-K filed on July 3, 2008, and which is incorporated herein by reference. In connection with the forgoing stock purchase agreement, Ms. Tiffany Walsh agreed to resign as a director and officer of our company and did so resign on July 14, 2008. On the same date, Mr. Jianguo Wang agreed to join the company as a director and officer and was appointed as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director of our Company.

Effective July 29, 2008, we completed a merger with our wholly-owned subsidiary, Sinobiopharma, Inc. As a result, we changed our name from “Buzz Media Ltd.” to “Sinobiopharma, Inc.”. We changed the name of our Company to better reflect the intended direction and business of our Company.

Also effective July 29, 2008, we effected a fifty (50) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 50,000,000 shares of common stock with a par value of $0.0001 to 2,500,000,000 shares of common stock with a par value of $0.0001. Our issued and outstanding share capital increased from 2,000,010 shares of common stock to 100,000,500 shares of common stock.

The name change and forward stock split were to become effective with the Over-the-Counter Bulletin Board at the opening for trading August 1, 2008, under the new stock symbol “SNBP”. However, we were informed that FINRA Market Operations neglected to make an announcement of the concurrent forward stock split in the FINRA system with the name change effective for August 1, 2008, which was resolved by announcing the forward stock split with an effective date of August 4, 2008. In order for the forward stock split to be recognized in the market, FINRA had to change the symbol by adding a “D” to the symbol for 20 trading days. Therefore, our new symbol was “SNBPD” until September 2, 2008, and then the “D” was removed to trade under the symbol “SNBP”. Our new CUSIP number is 82935Y 103.

Following the change in control of our Company on July 14, 2008 and subsequent merger with our subsidiary Sinobiopharma, Inc. on July 29, 2008, the Company decided to change its focus from that of a media company to one engaged in the research, development and production of biopharmaceuticals.

On August 19, 2008, we entered into a Share Exchange Agreement with Dongying Pharmaceutical Co, Limited (“Dongying BVI”), a company organized under the laws of the Territory of the British Virgin Islands, and all of the shareholders of Dongying BVI, whereby we agreed to acquire 100% of the issued and outstanding shares in the capital of Dongying BVI through the issuance of 40,000,000 (post forward split) shares of our common stock in aggregate to the shareholders of Dongying BVI on a pro rata basis in accordance with each Dongying BVI shareholders’ percentage of ownership in Dongying BVI. The foregoing description of the Share Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the Share Exchange Agreement, which was filed as Exhibit 10.1 to the Form 8-K filed on August 22, 2008, and is incorporated herein by reference.

In addition, on August 19, 2008, Mr. Jianguo Wang, our current President, CEO, CFO, Secretary, Treasurer and director entered into a Letter Agreement with Dongying BVI, whereby Mr. Wang has agreed to cancel 59,000,500 (post forward split) shares of the 62,500,500 (post forward split) shares of our common stock registered in his name within ten (10) days of the closing of the Share Exchange Agreement. The foregoing description of the Letter Agreement does not purport to be complete and is qualified in its entirety by reference to the Letter Agreement, which was filed as Exhibit 10.2 to the Form 8-K filed on August 22, 2008, and is incorporated herein by reference. However, on September 8, 2008, Mr. Wang and Dongying BVI entered into an Amended Letter Agreement, whereby Mr. Wang agreed to cancel 60,100,500 (post forward split) shares of the 62,500,500 (post forward split) shares of our common stock registered in his name within ten (10) days of the closing of the Share Exchange Agreement.

On August 20, 2008, we entered into a Share Purchase Agreement with Ms. Tiffany Walsh, our former officer and director, which is to close concurrently with the closing of the above mentioned Share Exchange Agreement, whereby we agreed to sell and Ms. Walsh agreed to acquire all of the issued and outstanding capital of Buzz Nova Scotia, a wholly-owned subsidiary of ours incorporated in the Province of Nova Scotia, Canada, in exchange for the payment of $10.00. The foregoing description of the Share Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Share Purchase Agreement, which was filed as Exhibit 10.3 to the Form 8-K filed on August 22, 2008, and is incorporated herein by reference.

RISK FACTORS

An investment in the Company has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this Annual Report. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down.

Risks Associated with Our Financial Condition

Because our auditor has issued a going concern opinion regarding our company, there is an increased risk associated with an investment in our company.

We have earned no revenue since our inception, which makes it difficult to evaluate whether we will operate profitably. Operating expenses for the period from October 26, 2006 to May 31, 2008, totaled $95,196. We have incurred cumulative net losses of $95,196 since October 26, 2006. We have not attained profitable operations and are dependent upon obtaining financing to continue operations. As of May 31, 2008, we had cash in the amount of $4,359, and a working capital deficit of $ 20 207. Our future is dependent upon our ability to obtain financing and upon future profitable operations. We plan to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

Because we have a limited operating history, it is difficult to evaluate your investment in our stock.

Your evaluation of our business will be difficult because we have a limited operating history. We are in the development stage of our business and have only created a pilot issue of our publication, and have not yet signed contracts with any advertisers. To date, revenues are not substantial enough to maintain us without additional capital injection. We face a number of risks encountered by early-stage companies, including our need to develop infrastructure to support growth and expansion; our need to obtain long-term sources of financing; our need to establish our marketing, sales and support organizations; and our need to manage expanding operations. Our business strategy may not be successful, and we may not successfully address these risks. If we are unable to sustain profitable operations, you may lose your entire investment in us.

Risks Associated with the Buzz Business Model

Because we have not established the Buzz brand name, and our publication and name have little, if any, name recognition, we may be prevented from generating revenues which will reduce the value of your investment.

Because we are a new company with a new publication and we have not conducted advertising, there is little or no recognition of our Buzz brand name. As a result, consumers may pursue publications other than ours that have brand recognition in the market and we may be unable to generate sufficient revenues to meet our expenses or meet our business plan objectives, which will reduce the value of your investment.

If we are unable to successfully compete within the college publication industry, we may not be able to achieve profitable operations.

We face substantial competition in the industry. Due to our small size, it can be assumed that many of our competitors have significantly greater financial, technical, marketing and other competitive resources. These competitors may have completed development of their publications and are presently marketing these to potential advertisers and readers. Accordingly, these competitors may have already begun to establish brand-recognition with consumers. We planned to compete against these competitors by developing features that exceeded the features offered by competing products. However, we cannot assure you that our publication would outperform competing publications or those competitors will not develop new publications that exceed what we provide. In addition, competition for advertising revenue comes from local, regional and college-based newspapers; local and college-based radio stations; broadcast and cable television; web sites and online magazines; direct mail; and other media outlets. Increased competition could result in:

•	Lower than projected revenues;

•	Price reductions and lower profit margins;

•	The inability to develop and maintain our publication with features and readability sought by potential customers.

Any one of these results could adversely affect our business, financial condition and results of operations. In addition, our competitors may develop competing publications that achieve greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. The advent of new technologies and industry practices, such as the provision of more and more free magazine content on Internet sites, may continue to result in decreased advertising revenue. Our inability to achieve revenue due to competition will have an adverse effect on our business, financial condition and results of operations.

Our Buzz business plan relies on distribution agreements with third parties, specifically colleges and universities. Because there is substantial risk that such parties may not be readily available to us, the implementation of our business plan could be impaired.

Our growth is dependent upon our ability to physically distribute our magazine to designated “Buzz Boxes” at colleges and universities in Canada. To be successful, we must identify universities that are willing to allow us to distribute our magazine on campuses through the use of our “Buzz Boxes.” We do not currently have agreements with any universities. There is no guarantee that colleges and universities will be willing to enter such distribution agreements with us. Our business may fail if we cannot establish distribution arrangements with a reasonable number of colleges and universities.

Because our Buzz business model relies on establishing a strong subscriber base, failure to do so may result in a material adverse effect.

Our growth is dependent upon our ability to establish a strong subscriber base, which will be receiving physical copies of each issue of our magazine via standard mail. We anticipate that a relatively large and diverse subscriber base will be a key component in attracting advertisers, which is our main anticipated source of revenue. There is no guarantee that we will be able to establish a subscriber base of sufficient size and maintain advertising revenue. If we cannot do both within a reasonable time period, our business may fail.

If we are unable to gauge trends and react to changing consumer preferences in a timely manner, our subscriber base will decrease, and our business may fail.

Our business model relies on maintaining a strong subscriber base, which will lead to advertising revenue. In order to successfully maintain a subscriber base, we must be able to gauge trends among our readership and respond to consumer preferences. Also, we do not intend for the subject matter of our magazine to be controversial. However, there is a risk that our magazine, which is expected to print a diverse range of articles, opinions, and photographs, may be offensive to certain individuals. This may cause us to lose existing relationships, customers, distributors, printers, workers, or advertisers. If we fail to maintain a strong subscriber base, we may be forced to cease business operations, in which case investors might lose all of their investment.

Because paper and printing costs fluctuate, and increases in labor or health care costs are unpredictable, such changes could occur and adversely affect our financial results.

Paper, ink, and supplements are major components of our printing costs. Historically, paper and, therefore, printing prices have fluctuated substantially. Accordingly, our earnings are sensitive to changes in paper and printing prices. We have no long-term supply contracts and we have not attempted to hedge fluctuations in the normal purchases of paper or printing or enter into contracts with embedded derivatives for the purchase of paper. If the price of paper increases materially, our operating results could be adversely affected. In addition, substantial increases in labor or health care costs could also affect our operating results.

If the price of postage increases, our business may be materially adversely affected.

Our operating income may be significantly affected by changes in the cost of postage to mail our subscription publications. If postage prices increase in the future and we cannot pass these costs on to our customers, such increases may have a material adverse effect on us.

If we are unable to successfully manage growth, our operations could be adversely affected, and our business may fail.

Our progress is expected to require the full utilization of our management, financial and other resources, which to date has occurred with limited working capital. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage sales personnel. There can be no absolute assurance that management will be able to manage growth effectively.

If general economic trends degrade, trends in advertising spending may fall and reduce our circulation and advertising revenue, which would have a materially negative impact on our business.

Our advertising and circulation revenues are subject to the risks arising from adverse changes in domestic and global market conditions (i.e., increases in gas prices and interest rates) and possible shifting of advertising spending amongst media. Extraordinary weather conditions, such as hurricanes and earthquakes, can impact advertising revenues. Any adverse impact of economic conditions on us is difficult to predict but it may result in reductions in circulation and advertising revenue. Additionally, if geopolitical events negatively impact the economy, our results of operations may be adversely affected.

Our circulation impacts our revenue in that advertisers are willing to pay more to place ads in a publication that has a larger number of readers who have requested to be placed on a circulation list. Our circulation is affected by: competition from other publications and other forms of media available in our various markets; changing consumer lifestyles resulting in decreasing amounts of free time; declining frequency of regular magazine reading among young people; and increasing costs of circulation acquisition.

Risks Associated with Management and Control Persons

Because our management is inexperienced in operating in a college publication industry, our business plan may fail.

Our management does not have any specific training in running a college magazine publication company. With no direct training or experience in this area, our management may not be fully aware of many of the specific requirements related to working within this industry. As a result, our management may lack certain skills that are advantageous in managing our company. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry.

Because our management only agreed to provide their services on a part-time basis, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

As at May 31, 2008, Ms. Walsh, our then president and CEO, devoted approximately 50% of her working time to our business affairs. We did not have an employment agreement with Ms. Walsh, nor did we maintain key person life insurance for her. Currently, we do not have any full or part-time employees. If the demands of our business require the full business time of our management, it is possible that they may not be able to devote sufficient time to the management of our business, as and when needed. If our management is unable to devote a sufficient amount of time to manage our operations, our business will fail.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan.

Due to the specified nature of our business, having certain key personnel is essential to the development and marketing of the magazine we planned to distribute and thus to the entire business itself. Consequently, the loss of any of those individuals, including writers, graphic designers, and photographers, may have a substantial effect on our future success or failure. We may have to recruit qualified personnel with competitive compensation packages, equity participation, and other benefits that may affect the working capital available for our operations. Management may have to seek to obtain outside independent professionals to assist them in assessing the merits and risks of any business proposals as well as assisting in the development and operation of many company projects. No assurance can be given that we will be able to obtain such needed assistance on terms acceptable to us. Our failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on our operating results and financial condition.

Because our president owns 62.5% of our outstanding common stock, the market price of our shares would most likely decline if our president were to sell a substantial number of shares all at once or in large blocks.

Our president owns 62,500,500 (post forward split) shares of our common stock, which equates to 62.5% of our outstanding common stock. Because our shares are publicly traded on the over-the-counter bulletin board, our president is eligible to sell shares publicly subject to the volume limitations in Rule 144. The offer or sale of a large number of shares at any price may cause the market price to fall. Sales of substantial amounts of common stock or the perception that such transactions could occur may materially and adversely affect prevailing markets prices for our common stock.

Management is inexperienced in running a U.S. public company.

We are managed by a management team that is relatively unfamiliar with the capital market and the processes by which a U.S. public company should be managed and operated. Management is currently making efforts to familiarize itself with the relevant laws, rules and regulations and market practice, but there can be no assurance that it can master the relevant knowledge and skills and set up the required systems in time to prevent mistakes and to meet shareholder and market expectations.

Risks Related to Legal Uncertainty

If any of our designs infringe on the intellectual property rights of others, we may find ourselves involved in costly litigation, which will negatively affect the financial results of our business operations.

Although we have not received notices of any alleged infringement by us, we cannot be certain that our publications, articles, photography, and designs do not infringe on issued trademarks and/or copyright rights of others. We may be subject to legal proceedings and claims from time to time in our ordinary course of business arising out of intellectual property rights of others. These legal proceedings can be very costly, and thus can negatively affect the results of our operations.

If we are not granted trademark and copyright protection for our designs, we may have difficulty safeguarding our designs potentially resulting in our competitors utilizing them impairing our ability to achieve profitable operations.

Our success of the Buzz business model will depend, in part, on our ability to obtain and enforce intellectual property rights over our name, publications, articles, photography, and original designs in Canada and the United States. To date, we have sought little intellectual property right protection. No assurance can be given that any intellectual property rights owned by us will not be challenged, invalidated or circumvented, that any rights granted will provide competitive advantages to us. Intellectual property litigation is expensive and time-consuming, and can be used by well-funded adversaries as a strategy for depleting the resources of a small company such as us. There is no assurance that we will have sufficient resources to successfully prosecute our interests in any litigation that may be brought. The failure to adequately protect our intellectual property and original designs could result in our competitors utilizing our designs and impair our ability to achieve profitable operations.

New legislation, including the Sarbanes-Oxley Act of 2002, may make it more difficult for us to retain or attract officers and directors.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. As we are a public company, we are required to comply with the Sarbanes-Oxley Act. The enactment of the Sarbanes-Oxley Act has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Risks Related to Our Securities

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

If a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

If a public market for our common stock develops, short selling could increase the volatility of our stock price.

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale. The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale. Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock. As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. If these activities are commenced, they may be discontinued at any time. These transactions may be effected on over-the-counter bulletin board or any other available markets or exchanges. Such short selling if it were to occur could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

Transfer Agent

We have engaged Empire Stock Transfer of 2470 St. Rose Pkwy, Ste. 304, Henderson, NV 89074, as our stock transfer agent.

Available Information

The Company’s website is www.sinobiopharma.com, where information about the Company may be reviewed and obtained. In addition, the Company’s filings with the Securities and Exchange Commission (“SEC”) may be accessed at the internet address of the SEC, which is http://www.sec.gov. Also, the public may read and copy any materials that the Company files with at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Material Agreements of Buzz Media Ltd.

Not Applicable

Loan Obligations of Buzz Media Ltd.

Buzz Media Ltd. does not have any outstanding loans.

Item 2. Description Of Property

The Company’s current executive office is located at 2820 W. Charleston Blvd., Suite 22, Las Vegas, NV, 89102. Upon the completion of the Share Exchange Agreement with Dongying BVI and all the shareholders of Dongying BVI, we anticipate that our executive offices will then be located in Nantong, China.

The Company does not have any policies regarding investments in real estate, securities or other forms of property.

Our former executive office was located at 11 Thornhill Drive, Suite 216, Dartmouth Nova Scotia, B3B 1R9. We were paying rent of CAD$350 per month plus tax. The term of the lease was for one year and expired prior to May 31, 2008, and included office furnishings and Internet access.

Item 3. Legal Proceedings

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

General

As at May 31, 2008 our authorized capital consisted of 50,000,000 (pre forward split) shares of Common Stock, at a par value $0.0001 per share. As at May 31, 2008 there were 2,000,010 (pre forward split) shares of common stock issued and outstanding. The number of record holders of Common Stock as at May 31, 2008 was approximately 45.

Effective July 29, 2008, we effected a fifty (50) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 50,000,000 shares of common stock, at a par value of $0.0001, to 2,500,000,000 shares of common stock, at a par value of $0.0001. Our issued and outstanding share capital increased from 2,000,010 shares of common stock to 100,000,500 shares of common stock.

Common Stock

The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voting for the election of directors can elect all of the directors then up for election. The holders of Common Stock are entitled to receive ratably such dividends when, as and if declared by the Board of Directors out of funds legally available therefore. In the event of a liquidation, dissolution or winding up, the holders of Common Stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock. Holders of shares of Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock.

Price Ranges of the Company’s Common Stock

Market Information

Our common stock is currently quoted on the Over-the-Counter Bulletin Board (the “OTCBB”). Effective July 29, 2008, the Company completed a name change and forward stock split which were to become effective with the OTCBB at the opening for trading August 1, 2008, under the new stock symbol “SNBP”. However, we were informed that FINRA Market Operations neglected to make an announcement of the concurrent forward stock split in the FINRA system with the name change effective for August 1, 2008, which was resolved by announcing the forward stock split with an effective date of August 4, 2008. In order for the forward stock split to be recognized in the market, FINRA had to change the symbol by adding a “D” to the symbol for 20 trading days. Therefore, our symbol was “SNBPD” until September 2, 2008, and then the “D” was removed to trade under the symbol “SNBP”. From our initial listing date to August 1, 2008, our symbol was “BUZZ”.

Although quotations for our common stock appear on the OTCBB, there is no established trading market for our common stock. Since listing on the OTCBB, there has been little or no trading of our common stock through the OTCBB. Consequently, we are of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, is not indicative of any meaningful market value.

Dividend Policy

We have never paid any cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences and the restrictions that applicable laws and other arrangements then impose.

Recent Sales of Unregistered Securities

On November 8, 2006, we purchased all the issued and outstanding shares of Buzz Media Ltd., a Nova Scotia company (“Buzz Nova Scotia”). At the time, Tiffany Walsh, our then sole director and president, was sole owner of both Buzz Media Ltd., and Buzz Nova Scotia. Ten shares of our common stock were issued to Ms. Walsh as consideration for her shares in Buzz Nova Scotia.

We issued 1,250,000 (pre forward split) shares of common stock on February 1, 2007, to Tiffany Walsh, our then president. These shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended (the "Securities Act") at a price of $0.02 per share, for total proceeds of $25,000. The 1,250,000 (pre forward split) shares of common stock are restricted shares as defined in the Securities Act.

We completed a private placement of 625,000 (pre forward split) shares of our common stock pursuant to Regulation S of the Securities Act on February 28, 2007. All shares were issued at a price of $0.04 per share. We received proceeds of $25,000 from the offering. Each purchaser represented to us that the purchaser was a Non-US Person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. All purchasers were given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. We believe that the issuances are exempt from registration under the Securities Act as the securities were issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

We completed a private placement of 125,000 (pre forward split) shares of our common stock pursuant to the Securities Act on April 30, 2007. All shares were issued at a price of $0.20 per share. We received proceeds of $25,000 from the offering. Each purchaser represented to us that the purchaser was a Non-US Person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificates issued in accordance with Regulation S. All purchasers were given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. We believe that the issuances are exempt from registration under the Securities Act as the securities were issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

On July 2, 2008, we received gross proceeds of $20,000 from one investor for the subscription of 20,000 (post forward split) shares of our common stock at a price of $1.00 per share. We believe that the securities when issued will be exempt from registration under Regulation S promulgated under the Securities Act as the securities will be issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

Item 6. Management’s Discussion and Analysis or Plan of Operation

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this Annual Report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” elsewhere in this Annual Report.

Overview

As from the inception of the Company and up to May 31, 2008 we were in business of designing, publishing, and distributing the magazine, Buzz. Buzz is a student lifestyle magazine, which features stories, articles, and photographs submitted by current college and university students from across Canada. We intended to distribute the publication free of charge via direct mail, physical distribution boxes at specified locations, email, and the internet at www.ReadBuzzMagazine.com.

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

We planned to publish Buzz Magazine four times annually, with regularly scheduled releases during September, November, January, and March. This publishing cycle is intended to correspond to a traditional academic year, with two issues released per academic semester. We initially set January of 2008 as the release date of our first full issue, however based on our inability to sell advertising space in that issue, we have postponed the release of our first full issue. We are continuing our efforts to pre-sell advertising space in future issues of our magazine, and hope to sell sufficient advertising space to merit going to print on our first full issue of Buzz in September 2008. We have published a 32-page pilot-issue, which we are using to entice advertisers to buy ad space in our future issues, and which we are using to seek agreements with various universities to allow us to give away our publication on their campus.

Revenues

We have not generated sales revenues for the year ended May 31, 2008.

Operating Expenses

Our operating expenses for the year ending May 31, 2008 were $ 67,425, as compared to $27,771 for the period from inception (October 26, 2006) to May 31, 2007. Operating expenses consisted primarily of professional fees and general and administrative expenses. The increase in professional fees from $20,000 in 2007 to $52,546 in 2008 was due to having a full year as a public company and incurring the legal, auditing, accounting and filing fees for three quarterly reporting cycles plus a fiscal year-end. The increase in general and administrative expenses from $4,769 in 2007 to $12,975 in 2008 was due to having a full year of operations and increased activity in 2008 including designing and hosting our website, and renting office space for 11 months vs. 1 month in 2007.

Net Loss

As a result of the above our net loss for the year ended May 31, 2008 was $67,425, compared to $27,772 for the period from inception to May 31, 2007.

Liquidity and Capital Resources

During the year 2007 we raised cash from the following private equity offerings:

On February 1, 2007 we issued 1,250,000 (pre forward split) shares of common stock, to Tiffany Walsh, our then president at a price of $0.02 per share for total proceeds of $25,000. These shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended (the "Securities Act") and are restricted shares as defined in the Securities Act.

On February 28, 2007 we issued 625,000 (pre forward split) shares of our common stock to 16 individuals at a price of $0.04 per share for total proceeds of $25,000 pursuant to Regulation S of the Securities Act. Each purchaser represented to us that the purchaser was a Non-US Person as defined in Regulation S. We believe that the issuances are exempt from registration under Regulation S promulgated under the Securities Act as the securities were issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

On April 30, 2007 we issued 125,000 (pre forward split) shares of our common stock to 26 individuals at a price of $0.20 per share for total proceeds of $25,000 pursuant to the Securities Act. Each purchaser represented to us that the purchaser was a Non-US Person as defined in Regulation S. We believe that the issuances are exempt from registration under Regulation S promulgated under the Securities Act as the securities were issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

On July 2, 2008, we received gross proceeds of $20,000 from one investor for the subscription of 20,000 (post forward split) shares of our common stock at a price of $1.00 per share. We believe that the securities when issued will be exempt from registration under Regulation S promulgated under the Securities Act as the securities will be issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

We have earned no revenue since our inception. Operating expenses for the period from inception October 26, 2006 to May 31, 2008, totaled $95,196. We have incurred cumulative net losses of $95,196 since October 26, 2006. We have not attained profitable operations and are dependent upon obtaining financing to continue operations. As of May 31, 2008, we had cash in the amount of $4,359, and a working capital deficit of $ 20 207. Our future is dependent upon our ability to obtain financing and upon future profitable operations. We plan to seek additional funds through private placements of our common stock and/or through debt financing.

Item 7. Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors
Buzz Media Ltd.

We have audited the accompanying Consolidated Balance Sheet of Buzz Media Ltd. (A Development Stage Company) as of May 31, 2008 and May 31, 2007 and the related Consolidated Statements of Operations, stockholders’ equity, and cash flows for the year ended May 31,2008 and the period from October 16, 2006 (date of inception) to May 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Buzz Media Ltd. (A Development Stage Company) as of May 31, 2008 and the results of its operations, stockholders’ equity, and its cash flows for the year ended May 31, 2008 and the period from October 16, 2006 (date of inception) to May 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has experienced losses since its inception and has no operating revenues, which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

September 11, 2008

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

Note 2 - Basis of Presentation - going concern

	May 31	May 31
	2008	2007

ASSETS

CURRENT ASSETS
Cash	$4,359	$69,527
Prepaid expense	-	361
Total current assets	4,359	69,888

Fixed Assets, net of accumulated depreciation (Note 3)	426	-

Total assets	$4,785	$69,888

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable including related party payable of $174 (2007 - $736)	$7,121	$2,202
Accrued liabilities	17,445	20,000
Total current liabilities	24,566	22,202

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 4 and 7)

STOCKHOLDERS' EQUITY
Common stock (Note 5)
Authorized 2,500,000,000 shares at par value of $0.0001 each
Issued and outstanding 100,000,500	10,000	10,000
Additional paid-in capital	65,000	65,000
Accumulated other comprehensive income	415	457
Accumulated (deficit) during development stage	(95,196)	(27,771)
Total stockholders' equity	(19,781)	47,686

Total liabilities and stockholder's equity	$4,785	$69,888

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

Cumulative from date of inception October 26, 2006 to May 31, 2008

	Year ended May 31,	Inception to May 31,	Cumulative from date of inception October 26, 2006
	2008	2007	to May 31, 2008

EXPENSES
Professional fees	$52,546	$20,000	$72,546
Advertising and Promotion	1,838	1,174	3,012
Depreciation	66	-	66
General and administrative	12,975	4,769	17,744
Travel	-	1,828	1,828
Total expenses	67,425	27,771	95,196

Net (loss) for the year	$(67,425)	$(27,771)	$(95,196)

Other comprehensive income
Foreign currency translation	(42)	457	415

Comprehensive income	$(67,467)	$(27,314)	$(94,781)

Net loss per common share, basic and fully diluted for the year	$ nil	$ nil	$ nil

Weighted average number of common stock outstanding	100,000,500	47,764,250	80,651,176

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Year ended May 31,	Inception to May 31,	Cumulative from date of inception October 26, 2006
	2008	2007	to May 31, 2008
Cash (used in) operating activities:
Net (loss)	$(67,425)	$(27,771)	$(95,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	66	-	66
Net change in operating assets and liabilities:
Prepaid expense	361	(361)	-
Accounts payable	4,919	2,202	7,121
Accrued liabilities	(2,555)	20,000	17,445
Net cash (used in) operating activities	(64,634)	(5,930)	(70,564)

Investing Activities:
Purchase of fixed assets	(492)	-	(492)

Net cash (used in) investing activities	(492)	-	(492)

Cash from financing activities:
Issue of shares	-	75,000	75,000

Net cash provided by financing activities	-	75,000	75,000

Effect of exchange rate changes on cash	(42)	457	415

Increase (decrease) in cash	(65,168)	69,527	4,359

Cash, beginning of period	69,527	-	-
Cash, end of period	$4,359	$69,527	$4,359

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars)

	Common Stock	Amount	Accumulated Other Comprehensive Income (loss)	Additional Paid in Capital	(Deficit) Accumulated During Development Stage from Date of Inception October 26, 2006 to May 31, 2008	Stockholders’ Equity (Deficit)
Balance at inception, October 26, 2006	-	$-	$-	$-	$-	$-
Shares issued at $0.0001 per share for acquisition of subsidiary November 8, 2006	500	-	-	-	-	-
Shares issued at $0.0004 per share pursuant to subscription February 01, 2007	62,500,000	6,250	-	18,750	-	25,000
Shares issued at $0.0008 per share pursuant to subscription February 28, 2007	31,250,000	3,125	-	21,875	-	25,000
Shares issued at $0.004 per share pursuant to subscriptions April 30, 2007	6,250,000	625	-	24,375	-	25,000
Net income (loss) for the year	-	-	457	-	(27,771)	(27,314)

Balance May 31, 2007	100,000,500	$10,000	$457	$65,000	$(27,771)	$47,686

Net (loss) for the year	-	-	(42)	-	(67,425)	(67,467)

Balance May 31, 2008	100,000,500	$10,000	$415	$65,000	$(95,196)	$(19,781)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2008
(Expressed in US Dollars)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Buzz Media Ltd. (the “Company”) was incorporated in the State of Nevada on October 26, 2006. On November 8, 2006 the Company acquired all the issued and outstanding shares of Buzz Media Ltd. (“Buzz Nova Scotia”), a corporation incorporated in the province of Nova Scotia, Canada on October 26, 2006. The transaction was treated as an acquisition for accounting purposes. The consideration for the acquisition of Buzz Nova Scotia was 500 shares (on a post-forward stock split basis) of the Company valued at $0.10, the book value of the net assets of Buzz Nova Scotia, since the acquisition was from a related party.

On July 29, 2008 the Company effected a 50-for-1 forward stock split of its common stock. Share capital figures are presented in these financial statements giving retroactive effect to the stock split and accordingly all share capital figure are presented on a post-split basis as if the split had been effected upon inception.

The Company’s business plan through the year ended May 31, 2008 was design, publishing, and distribution of a magazine called “Buzz” through Buzz Nova Scotia. Buzz is a student lifestyle magazine, which features stories, articles, and photographs submitted by current college and university students from across the country. The magazine will be distributed free of charge via direct mail, via physical distribution boxes at specified locations, via email, and via the internet at www.ReadBuzzMagazine.com.

On May 18, 2007 the Company filed a trademark application with the United States Patent and Trademark Office, seeking a trademark on "Buzz Magazine" used as the name, or title, of a magazine.

Subsequent to May 31, 2008. in July and August, 2008 the Company and its majority shareholder entered into several agreements with the object of effecting a reverse merger with Dongying Pharmaceutical Co, Limited and the disposition of Buzz Nova Scotia as further explained in Note 7. Upon closing of these agreements, the Company will be in the pharmaceuticals business in China and will no longer be in the magazine business.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiary Buzz Nova Scotia. All significant inter-company balances and transactions are eliminated.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at May 31, 2008 the Company did not have any cash equivalents.

Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The Company has not incurred any asset retirement obligations as at May 31, 2008.

Fixed Assets

Office furniture and equipment is carried at cost less a provision for depreciation on a straight-line basis over its estimated useful life of five years.

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2008
(Expressed in US Dollars)

Foreign Currency

The Company maintains both U.S. Dollar and Canadian Dollar bank accounts. The functional currency is the Canadian Dollar. Transactions in foreign currencies other than the functional currency, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Actual results could differ from those estimates.

Loss Per Share

Basic earnings (loss) per share of common stock are computed by dividing the net earnings (loss) by the weighted average number of (post-split) common shares outstanding during the period. Diluted earnings (loss) per share are equal to the basic loss per share for the years ended May 31, 2008 and 2007 because there are no common stock equivalents outstanding.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable at May 31, 2008 and 2007 reflected in these financial statements, approximates their fair value due to the short-term maturity of the instruments.

Advertising Expenses

Advertising expenses are expensed as incurred.

Segment information

All of the Company’s operations are carried out in a single geographical segment, Canada. The Company operates in a single operating segment, the magazine publishing business.

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
May 31, 2008
(Expressed in US Dollars)

Development Stage

The Company entered the development stage upon its inception. All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities.

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. If impairment is deemed to exist, the asset will be written down to its fair value. Fair value is generally determined using a discounted cash flow analysis. As at May 31, 2008 the Company does not believe any adjustment for impairment is required.

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

The Company has experienced losses since the inception of the development stage amounting to $95,196 as of May 31, 2008. As of May 31, 2008 the Company had a total of $4,359 in cash; however this amount will be insufficient to sustain operations over the course of the following months. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Subsequent to May 31, 2008, in July and August, 2008 the Company and its majority shareholder entered into several agreements with the object of effecting a reverse merger with Dongying Pharmaceutical Co, Limited and the disposition of Buzz Nova Scotia as further explained in Note 7. After the closing of these agreements, the ability of the Company to meet its commitments as they become payable will be dependent on the ability of the Company to achieve a consistently profitable level of operations in its pharmaceuticals business or to raise sufficient financing through sales of shares. There are no assurances that the Company will be successful in achieving these goals.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2008
(Expressed in US Dollars)

3. FIXED ASSETS

Fixed assets consist of the following assets, located in Nova Scotia, Canada:

	May 31, 2008	May 31, 2007
Office furniture and equipment	$492	-
Less: Accumulated depreciation	$66	-
	$426	-

4.  INCOME TAXES

The Company is subject to United States income taxes and Canadian income taxes (to the extent of its operations in Canada). The company has had no income tax expense to date due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	May 31, 2008	May 31, 2007
Loss for the period	$67,425)	$(27, 771)
Average statutory tax rate	35%	35%
Expected income tax provision	(23,599)	(9,720)
Unrecognized tax losses	23,599	9,720
Income tax expense	$-	$-

Significant components of deferred income tax assets at May 31, 2008 are as follows:

Net operating losses carried forward in United States	$33,319
Valuation allowance	(33,319)
Net deferred income tax assets	$-

The Company has net operating losses carried forward of $95,196 for United States tax purposes which will expire in 2028 if not utilized.

5.  COMMON STOCK

On November 5, 2006, the Company issued 500 shares (on a post-split basis) to its founder and CEO in return for all the issued and outstanding shares of Buzz Media Nova Scotia.

On February 1, 2007, the Company issued 62,500,000 shares (on a post-split basis) to its founder and CEO for $0.0004 per share, for total proceeds of $25,000.

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2008
(Expressed in US Dollars)

On February 28, 2007, the company issued 31,250,000 shares (on a post-split basis) to 16 individuals pursuant to subscriptions for $0.0008 per share, for total proceeds of $25,000.

On April 30, 2007, the Company issued 6,250,000 shares (on a post-split basis) to 26 individuals pursuant to subscriptions for $0.004 per share, for total proceeds of $25,000.

6. RELATED PARTY TRANSACTIONS

Accounts payable includes $174 (2007 - $736) due to the Chief Executive Officer for reimbursement of expenses incurred on behalf of the Company.

7. SUBSEQUENT EVENTS

On July 14, 2008 the Company’s President and majority shareholder sold all of her shares in the company, representing a 62.5% interest in the Company, to an unrelated individual. On the same day, she resigned from all of her positions as officer and director of the Company and the purchaser was appointed the sole director and officer of the Company.

Effective July 29, 2008, the Company incorporated a subsidiary, “Sinobiopharma, Inc.” with an investment of $0.001 and completed a merger with Sinobiopharma, Inc. for the sole purpose of changing the name of the Company. As a result, the Company changed its name from “Buzz Media Ltd.” to “Sinobiopharma, Inc.”.

Effective July 29, 2008, the Company effected a fifty (50) for one (1) forward stock split of its authorized, issued and outstanding common stock. As a result, the Company’s authorized capital has increased from 50,000,000 shares of common stock with a par value of $0.0001 to 2,500,000,000 shares of common stock with a par value of $0.0001. The Company’s issued and outstanding share capital has increased from 2,000,010 shares of common stock to 100,000,500 shares of common stock.

On August 19, 2008, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Dongying Pharmaceutical Co, Limited (“Dongying BVI”), a company organized under the laws of the Territory of the British Virgin Islands, and all the shareholders of Dongying BVI, whereby the Company agreed to acquire 100% of the issued and outstanding shares in the capital of Dongying BVI through the issuance of 40,000,000 shares of common stock of the Company in aggregate to the shareholders of Dongying BVI on a pro rata basis in accordance with each Dongying BVI shareholders’ percentage of ownership in Dongying BVI.

Dongying BVI is the registered owner of 100% of the capital of Big Global Limited, a company organized under the laws of Hong Kong, and Big Global Limited is the registered owner of 100% of the capital of Dong Ying (Jiangsu) Pharmaceuticals Co., Ltd. (“Dong Ying China”), a company organized under the laws of the People’s Republic of China (“China”). Dong Ying China’s business is research, development, manufacture and sale of biopharmaceutical products in China. Accordingly, upon closing of the Share Exchange Agreement, the Company will be in the biopharmaceutical business in China.

Concurrently with the closing of the Share Exchange Agreement, by a letter agreement entered into on September 8, 2008 between Dongying BVI and the Company’s majority shareholder, that shareholder has agreed to cancel 60,100,500 shares of the 62,500,500 shares of common stock of the Company registered in his name within ten (10) days of the closing of the Share Exchange Agreement.

BUZZ MEDIA LTD.
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2008
(Expressed in US Dollars)

On August 20, 2008, the Company entered a share purchase agreement (the “Share Purchase Agreement”) with the Company’s former majority shareholder, to be effective concurrently with the closing of the Share Exchange Agreement. Pursuant to the Share Purchase Agreement, the former majority shareholder will acquire all of the capital of Buzz Media, Ltd. (“Buzz Nova Scotia”), the wholly-owned subsidiary of the Company incorporated in the Province of Nova Scotia, Canada, in exchange for the payment of $10.00. As a result, the Company will dispose of its interest in the Buzz Magazine business, including office furniture and equipment with a carrying value of $426 and accounts payable of $174.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Schumacher & Associates, Inc. are our auditors. There have not been any disagreements with our auditors on accounting and financial disclosure or any other matter.

Item 8a. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Annual Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of our operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the President, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of May 31, 2008, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

Specifically, management identified the following control deficiencies:

(1) We have not properly segregated duties as one individual initiates, authorizes, and completes all transactions. We have not implemented measures that would prevent the individual from overriding the internal control system. We do not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports; and

(2) We have installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. We do not think that this control deficiency has resulted in deficient financial reporting because we have implemented a series of manual checks and balances to verify that previous reporting periods have not been improperly modified and that no unauthorized entries have been made in the current reporting period.

Accordingly, while we have identified certain material weaknesses in our system of internal control over financial reporting, we believe that we have taken reasonable steps to ascertain that the financial information contained in this Annual Report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter of the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8b. Other Information

Not applicable.

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(A) Of The Exchange Act

The following table sets forth certain information regarding the members of our Board of Directors and executive officers as of May 31, 2008:

Name	Age	Positions and Offices Held
Tiffany Walsh (1)	23	President, CEO, CFO, Secretary, Treasurer and Director

(1)
Ms. Walsh was elected as a director of the Company and appointed as the President, CEO, CFO, Secretary and Treasurer on November 7, 2006. Ms. Walsh resigned as a director and from all officer positions of the Company effective July 14, 2008.

Tiffany Walsh (age 23) is our sole executive officer and director. She graduated from Saint Mary’s University in Halifax, Nova Scotia in 2006 with a Bachelor of Commerce in Industrial Relations, a Certificate of Human Resource Management, and a minor in Psychology. During her time at Saint Mary’s, Ms. Walsh was the President of the student Entrepreneurship Society in 2005. Through the society, she became involved with a local publishing company and its student volunteer program. Ms. Walsh was also involved with the student newspaper at Saint Mary’s. and founded a varsity cheerleading team in 2004, of which she remained captain until her graduation. Through her participation in cheerleading competitions across Canada and the United States, Ms. Walsh established a network of university and college student contacts. From July 2004 until November 2006, Ms. Walsh held a variety of sales and marketing positions in Halifax, Nova Scotia, with companies such as Moosehead Breweries (2005), Superior Beverages (2006), and the Grafton Connor Group (2004 - 2006). Ms. Walsh is not an officer or a director of any other reporting company.

Involvement in Certain Legal Proceedings

We are not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based on information supplied to us and filings made with the SEC, we believe that during the fiscal year ended May 31, 2008, we have determined that our directors, officers, and greater than 10% beneficial owners were not required to file any reporting documents during the fiscal year ended May 31, 2008.

Audit Committee

As at May 31, 2008 we have not appointed an audit committee. We intend to appoint an audit committee in the near future.

Code of Ethics

At the present time, we have not adopted a code of ethics. We intend to adopt a code of ethics in the near future.

Item 10. Executive Compensation

The following compensation was paid directly to our executive officers during the years ended May 31, 2007 and 2008:

Summary Compensation Table
	Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year End	Salary ($)	Bonus ($)	All other and annual Compensation and LTIP Payouts ($)	Securities under Options/ SARS Granted (#)	Restricted Shares or Restricted Share Units (#)

Tiffany Walsh(1) President, CEO, CFO, Secretary, Treasurer & Director	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Ms. Walsh resigned as the President, CEO, CFO, Secretary, Treasurer and director of the Company on July 14, 2008.

We anticipate that compensation will be provided by us during our next financial year to our certain executive officers and in conjunction with certain management and administrative services to be provided to us by such executive officers.

We do not maintain key-man life insurance for any of our executive officers or directors.

No long term incentive plan awards were made to any executive officer during the fiscal year ended May 31, 2008.

Stock Options Grants

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

Item 11. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table sets forth information as of May 31, 2008, with respect to the our directors, named executive officers, and each person who is known by us to own beneficially, more than five percent (5%) of our common stock, and with respect to shares (pre forward split) owned beneficially by all of our directors and executive officers as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

As of May 31, 2008, there were 2,000,010 (pre forward split) shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership *	Percent of Common Stock(1)

Tiffany Walsh 14 Amin St. Bedford, NS B4A 4B8	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director(2)	1,250,010	62.5%
Directors and Officers as a group (1 person)		1,250,010	62.5%

Note:

(*)	indicates less than 1%
(1)
Beneficial ownership of common stock has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days or acquires such securities with the purpose or effect of changing or influencing the control of the Company.

(2)	Ms. Walsh resigned as an officer and director of the Company effective July 14, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

Not applicable

Item 12. Certain Relationships And Related Transactions

On November 8, 2006, we purchased all the issued and outstanding shares of Buzz Media Ltd., a Nova Scotia company (“Buzz Nova Scotia”) from our then officer and director Tiffany Walsh for 10 (pre forward split) shares of our common stock. As a result of this transaction, Buzz Nova Scotia became a wholly-owned subsidiary of Buzz Media. This transaction was first reported in Form SB-2 filed through EDGAR on July 27, 2007 and is hereby incorporated by reference.

Item 13. Exhibits

Exhibit No.	Description of Exhibit

3.1(1)	Articles of Incorporation for Buzz Media, Inc.

3.2	Certificate of Amendment to Articles of Incorporation for Buzz Media Ltd.

3.3(2)	Articles of Merger filed with the Secretary of State of Nevada on July 21, 2008, and which was effective July 29, 2008.

3.4(2)	Certificate of Change filed with the Secretary of State of Nevada on July 21, 2008, and which was effective July29, 2008.

21.1	Buzz Media Ltd.’s Subsidiary List as of May 31, 2008

31.1	Certificate pursuant to Rule 13a-14(a)

31.2	Certificate pursuant to Rule 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350

(1) Previously filed on Form SB-2 with the SEC via EDGAR on July 27, 2007 and incorporated herein by reference.

(2) Previously filed on Form 8-K with the SEC via EDGAR on August 7, 2008 and incorporated herein by reference.

Item 14. Principal Accountant Fees And Services

Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2008 – $19,578.10 – Schumacher & Associates, Inc.
2007 – $15,000.00 – Schumacher & Associates, Inc.

Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008 – Nil – Schumacher & Associates, Inc.
2007 – Nil – Schumacher & Associates, Inc.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008 – Nil – Schumacher & Associates, Inc.
2007 – Nil – Schumacher & Associates, Inc.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008 – Nil – Schumacher & Associates, Inc.
2007 – Nil – Schumacher & Associates, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of September, 2008.

SINOBIOPHARMA, INC. (Registrant)

By: /s/ Jianguo Wang
Jianguo Wang
President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jianguo Wang	President, CEO, CFO,	September 12, 2008
Jianguo Wang	Secretary, Treasurer and Director

Exhibit Index

Exhibit #		Page#

3.2	Certificate of Amendment to the Articles of Incorporation for Buzz Media Ltd.

21.1	Buzz Media Ltd.’s Subsidiary List as of May 31, 2008

31.1	Certificate pursuant to Rule 13a-14(a).

31.2	Certificate pursuant to Rule 13a-14(a).

32.1	Certificate pursuant to 18 U.S.C. Section 1350.

32.2	Certificate pursuant to 18 U.S.C. Section 1350.