Form 10-Q
period 2008-08-31
Sinobiopharma, Inc.
filed 2008-10-15
CIK 1403612

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2008

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

Commission File Number 333-144910

SINOBIOPHARMA, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	26-3002371
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
8 Zhong Tian Road Nantong City, Jiangsu Province, China	226009
(Address of Principal Executive Offices)	(Zip Code)
011-86-51-385328336 (Registrant's Telephone Number, Including Area Code)
2820 W. Charleston Blvd., Suite 22 Las Vegas, NV 89102 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  ☐  No  ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of September 30, 2008
Common Stock, $0.0001 par value	79,900,000

ii

Forward Looking Statements

This quarterly report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this periodic report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

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

Use of Names

In this quarterly report, the terms “Sinobiopharma”, “Company”, “we”, or “our”, unless the context otherwise requires, mean Sinobiopharma, Inc. and its subsidiaries.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SINOBIOPHARMA, INC
AND CONSOLIDATED SUBSIDIARY

SINOBIOPHARMA, INC
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
UNAUDITED - Prepared by Management

Note 2 - Basis of Presentation - going concern

	August 31	May 31
	2008	2008

ASSETS

CURRENT ASSETS
Cash - unrestricted	$1,978	$4,359
Cash - restricted (Note 3)	20,000	-
Total current assets	21,978	4,359

Fixed Assets, net of accumulated depreciation (Note 4)	-	426

Total assets	$21,978	$4,785

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$1,779	$7,121
Accrued liabilities	33,500	17,445
Loan from shareholder	8,698	-
Total current liabilities	43,977	24,566

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 5 and 6)

STOCKHOLDERS' EQUITY
Common stock (Notes 1 and 6)
Authorized 2,500,000,000 shares at par value of $0.0001 each
Issued and outstanding 100,000,500	10,000	10,000
Subscription received	20,000	-
Additional paid-in capital	65,030	65,000
Accumulated other comprehensive income	368	415
Accumulated (deficit) during development stage	(117,397)	(95,196)
Total stockholders' equity	(21,999)	(19,781)

Total liabilities and stockholder's equity	$21,978	$4,785

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOPHARMA, INC
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
UNAUDITED - Prepared by Management

			Cumulative from date of inception
	Three months ended		October 26, 2006
	August 31	August 31	to August 31,
	2008	2007	2008

EXPENSES
Professional fees	$17,834	$12,500	$90,380
Advertising and Promotion	-	481	3,012
Depreciation	-	-	66
General and administrative	4,367	5,797	22,111
Travel	-	-	1,828
Total expenses	22,201	18,778	117,397

Net (loss) for the period	$(22,201)	$(18,778)	$(117,397)

Other comprehensive income (loss)
Foreign currency translation	(47)	(27)	368

Comprehensive income (loss)	$(22,248)	$(18,805)	$(117,029)

Net loss per common share, basic and fully diluted for the period	$ nil	$ nil	$ nil

Weighted average number of common stock outstanding	100,000,500	100,000,500	83,259,752

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOPHARMA, INC
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
UNAUDITED - Prepared by Management

	Three months ended August, 31		Cumulative from date of inception October 26, 2006 to August 31,
	2008	2007	2008

Cash (used in) operating activities:
Net (loss)	$(22,201)	$(18,778)	$(117,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	66
Write-down of fixed assets	426	-	426
Imputed interest on shareholder loan	30	-	30
Net change in operating assets and liabilities:
Prepaid expense	-	-	-
Accounts payable	(5,342)	(2,202)	1,779
Accrued liabilities	16,055	(960)	33,500

Net cash (used in) operating activities	(11,032)	(21,940)	(81,596)

Investing Activities:
Purchase of fixed assets	-	-	(492)

Net cash (used in) investing activities	-	-	(492)

Cash from financing activities:
Loan received from shareholder	8,698	-	8,698
Issue of shares	-	-	75,000
Subscription received for shares	20,000	-	20,000

Net cash provided by financing activities	28,698	-	103,698

Effect of exchange rate changes on cash	(47)	(27)	368

Increase (decrease) in cash	17,619	(21,967)	21,978

Cash, beginning of period	4,359	69,527	-

Cash, end of period	$21,978	$47,560	$21,978

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOPHARMA, INC
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars)
UNAUDITED - Prepared by Management

	Common Stock	Amount	Accumulated Other Comprehensive Income (loss)	Subscription received	Additional Paid in Capital	(Deficit) Accumulated During Development Stage from Date of Inception October 26, 2006 to August 31, 2008	Stockholders’ Equity (Deficit)
Balance at inception, October 26, 2006	-	$-	$-		$-	$-	$-
Shares issued at $0.0001 per share for acquisition of subsidiary November 8, 2006	500	-	-		-	-	-
Shares issued at $0.0004 per share pursuant to subscription February 01, 2007	62,500,000	6,250	-		18,750	-	25,000
Shares issued at $0.0008 per share pursuant to subscription February 28, 2007	31,250,000	3,125	-		21,875	-	25,000
Shares issued at $0.004 per share pursuant to subscriptions April 30, 2007	6,250,000	625	-		24,375	-	25,000
Net income (loss) for the year	-	-	457		-	(27,771)	(27,314)

Balance May 31, 2007	100,000,500	$10,000	$457		$65,000	$(27,771)	$47,686

Net (loss) for the year	-	-	(42)		-	(67,425)	(67,467)

Balance May 31, 2008	100,000,500	$10,000	$415	$-	$65,000	$(95,196)	$(19,781)

Subscription received for shares pursaunt to private placement				20,000			20,000
Net (loss) for the three months ended August 31, 2008			(47)			(22,201)	(22,248)

Balance August 31, 2008	100,000,500	$10,000	$368	$20,000	$65,000	$(117,397)	$(22,029)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOPHARMA, INC. (formerly BUZZ MEDIA LTD.)
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2008
(Expressed in US Dollars)
UNAUDITED- Prepared by Management

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Sinobiopharma, Inc. (the “Company”) was incorporated in the State of Nevada under the name of Buzz Media Ltd. on October 26, 2006. On November 8, 2006 the Company acquired all the issued and outstanding shares of Buzz Media Ltd. (“Buzz Nova Scotia”), a corporation incorporated in the province of Nova Scotia, Canada on October 26, 2006. The transaction was treated as an acquisition for accounting purposes. The consideration for the acquisition of Buzz Nova Scotia was 500 shares (on a post-forward stock split basis) of the Company valued at $0.10, the book value of the net assets of Buzz Nova Scotia, since the acquisition was from a related party.

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

Dongying BVI is the registered owner of 100% of the capital of Big Global Limited, a company organized under the laws of Hong Kong, and Big Global Limited is the registered owner of 100% of the capital of Dong Ying (Jiangsu) Pharmaceuticals Co., Ltd. (“Dong Ying China”), a company organized under the laws of the People’s Republic of China (“China”). Dong Ying China’s business is research, development, manufacture and sale of biopharmaceutical products in China. Accordingly, upon closing of the Share Exchange Agreement, the Company will be in the biopharmaceutical business in China. The Share Exchange Agreement closed on September 22, 2008.

SINOBIOPHARMA, INC. (formerly BUZZ MEDIA LTD.)
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2008
(Expressed in US Dollars)
UNAUDITED- Prepared by Management

Concurrently with the closing of the Share Exchange Agreement, by a letter agreement entered into on September 8, 2008 between Dongying BVI and the Company’s majority shareholder, that shareholder has agreed to cancel 60,100,500 shares of the 62,500,500 shares of common stock of the Company registered in his name within ten (10) days of the closing of the Share Exchange Agreement. The 60,100,500 shares were cancelled on September 26, 2008.

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

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at August 31, 2008 the Company did not have any cash equivalents.

Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The Company has not incurred any asset retirement obligations as at August 31, 2008.

Fixed Assets

Office furniture and equipment is carried at cost less a provision for depreciation on a straight-line basis over its estimated useful life of five years, or such lower amount as indicated through impairment analysis.

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

SINOBIOPHARMA, INC. (formerly BUZZ MEDIA LTD.)
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2008
(Expressed in US Dollars)
UNAUDITED- Prepared by Management

Loss Per Share

Basic earnings (loss) per share of common stock are computed by dividing the net earnings (loss) by the weighted average number of (post-split) common shares outstanding during the period. Diluted earnings (loss) per share are equal to the basic loss per share for the three month periods ended August 31, 2008 and 2007 because there are no common stock equivalents outstanding.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable at August 31, 2008 and May 31, 2008 reflected in these financial statements, approximates their fair value due to the short-term maturity of the instruments.

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

Impairment of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. If impairment is deemed to exist, the asset will be written down to its fair value. Fair value is generally determined using a discounted cash flow analysis. As at August 31, 2008 the Company has written down its fixed assets to $nil..

SINOBIOPHARMA, INC. (formerly BUZZ MEDIA LTD.)
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2008
(Expressed in US Dollars)
UNAUDITED- Prepared by Management

Concentrations

The Company has only a limited operating history, and its growth strategy is dependent upon its ability to obtain distribution agreements with colleges and universities. To date the Company’s success has depended largely upon the efforts, abilities, and decision-making of its sole officer and director, who has acted as editor-in-chief for the magazine, organizing volunteers from colleges and universities across Canada to contribute articles, photographs and artwork, which are assembled into issues of Buzz Magazine with the assistance of professional graphic artists.

2. BASIS OF PRESENTATION - GOING CONCERN

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since the inception of the development stage amounting to $117,397 as of August 31, 2008. As of August 31, 2008 the Company had a total of $1,978 in unrestricted cash; however, this amount will be insufficient to sustain operations over the course of the following months. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Subsequent to August 31, 2008, in September, 2008 the Company and its majority shareholder closed several agreements to effect a reverse merger with Dongying Pharmaceutical Co, Limited and the disposition of Buzz Nova Scotia as further explained in Note 1. After the closing of these agreements, the ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to achieve a consistently profitable level of operations in its pharmaceuticals business or to raise sufficient financing through sales of shares. There are no assurances that the Company will be successful in achieving these goals.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

3. CASH - RESTRICTED

The Company has received $20,000 for a subscription for shares of the Company. At August 31, 2008 the subscription was conditional on the Company closing the Share Exchange Agreement described in Note 1, which was closed on September 22, 2008.

4. FIXED ASSETS

Fixed assets consisting of office furniture and equipment located in Nova Scotia, Canada have been written down at August 31, 2008 to $nil due to impairment analysis.

SINOBIOPHARMA, INC. (formerly BUZZ MEDIA LTD.)
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2008
(Expressed in US Dollars)
UNAUDITED- Prepared by Management

5.  INCOME TAXES

The Company is subject to United States income taxes and Canadian income taxes (to the extent of its operations in Canada). The company has had no income tax expense to date due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	August 31, 2008	August 31, 2007
Loss for the period	$(22,201)	$(18,778)
Average statutory tax rate	35%	35%
Expected income tax provision	(7,770)	(6,572)
Unrecognized tax losses	7,770	6,572
Income tax expense	$-	$-

Significant components of deferred income tax assets at May 31, 2008 are as follows:

Net operating losses carried forward in United States	$41,089
Valuation allowance	(41,089)

Net deferred income tax assets	$-

The Company has net operating losses carried forward of $117,397 for United States tax purposes which will expire in 2028 if not utilized.

6.  COMMON STOCK

On July 2, 2008, the Company received $20,000 for a subscription for shares of the Company, conditional on the Company closing the Share Exchange Agreement described in Note 1, which was closed on September 22, 2008.

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

7. SHAREHOLDER LOAN

The loan from the shareholder in the aggregate amount of $8,698 (May 31, 2008 - $nil) does not bear interest and has no stated repayment terms. Imputed interest has been recorded on the shareholder loan at an annual interest rate of 4%. The net interest calculated is included in interest expense and has been recorded as additional paid-in capital since the imputed interest is not payable.

SINOBIOPHARMA, INC. (formerly BUZZ MEDIA LTD.)
AND CONSOLIDATED SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2008
(Expressed in US Dollars)
UNAUDITED- Prepared by Management

8. SUBSEQUENT EVENTS

Effective September 1, 2008 the company engaged the services of a consultant at the rate of $8,000 per month, to be paid semi-annually in March and September.

On September 29, 2008, the Company adopted a stock option and incentive plan (the “2008 Stock Option and Incentive Plan”). The 2008 Stock Option and Incentive Plan provides authorization to the Board of Directors to grant Stock Options and Incentives to a total number of shares of the Company’s common stock, not to exceed ten million (10,000,000) (post forward stock split) shares.

On September 29, 2008, the Company granted to certain directors, officers and consultants of the Company in aggregate 1,800,000 stock options having an exercise price of $1.80 per share and an expiry date of five years from the date of grant. These stock options have vesting provisions of 10% on the date of grant and 10% on the last day of each month thereafter beginning on October 31, 2008.

On October 2, 2008, the Company granted to certain mid-level managers of Dong Ying China in aggregate 500,000 stock options having an exercise price of $1.80 per share and an expiry date of five years from the date of grant. These stock options have vesting provisions of 10% on the date of grant and 10% on the last day of each month thereafter beginning on October 31, 2008.

Item 2. Management’s Discussion and Analysis or Plan of Operation

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this quarterly report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” in the Form 10-KSB filed with the SEC on EDGAR on September 15, 2008 as well as those presented under “Risk Factors” in the Form 8-K/A-2 filed with the SEC on EDGAR on September 26, 2008.

Corporate History

The Company was incorporated October 26, 2006, as Buzz Media Ltd., under the laws of the state of Nevada.  On November 8, 2006, we purchased all the issued and outstanding shares of Buzz Media Ltd., a Nova Scotia company (“Buzz Nova Scotia”) from our officer and director Tiffany Walsh for 10 shares of our common stock.  As a result of the transaction, Buzz Nova Scotia became a wholly-owned subsidiary of ours.  On July 2, 2008, Ms. Walsh agreed to sell her 1,250,010 shares of our issued and outstanding common stock to Mr. Jianguo Wang for an aggregate price of CDN$300,000. In connection with that transaction, Ms. Walsh also agreed to resign as a director and officer of the Company and Mr. Wang agreed to join the Company as a director and officer. On July 14, 2008, Ms. Walsh appointed Mr. Wang as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director of the Company and subsequently resigned as an officer and a director.

Effective July 29, 2008, we completed a merger with our wholly-owned subsidiary, Sinobiopharma, Inc. As a result of the merger, the Company’s name was changed from “Buzz Media Ltd.” to “Sinobiopharma, Inc.” to better reflect the Company’s direction and business.

In addition, effective July 29, 2008, the Company effected a fifty (50) for one (1) forward stock split of its authorized, issued and outstanding common stock. As a result, the Company’s authorized capital increased from 50,000,000 shares of common stock with a par value of $0.0001 to 2,500,000,000 shares of common stock with a par value of $0.0001. Our issued and outstanding share capital increased from 2,000,010 shares of common stock to 100,000,500 shares of common stock.

As a result of the closing of the Share Exchange Agreement between the Company and Dongying BVI on September 22, 2008, as discussed below, the total issued and outstanding share capital increased to 140,000,500 shares of common stock. However, on September 24, 2008, 60,100,500 shares of the 62,500,500 shares registered to Mr. Jianguo Wang were cancelled in accordance with the Amended Letter Agreement entered into on September 8, 2008 by Dongying BVI and Mr. Jianguo Wang, resulting in a total issued and outstanding share capital of 79,900,000 shares of common stock. A copy of the Amended Letter Agreement is attached to the Form 8-K/A-2 filed with the SEC on EDGAR on September 26, 2008.

Overview

As from the inception of the Company and up to May 31, 2008 we were in business of designing, publishing, and distributing the magazine, Buzz. Buzz was expected to be a student lifestyle magazine, which featured stories, articles, and photographs submitted by current college and university students from across Canada. We intended to distribute the publication free of charge via direct mail, physical distribution boxes at specified locations, email, and the internet at www.ReadBuzzMagazine.com.

However, we determined to change our business plan from the designing, publishing and distributing the Magazine, Buzz and began focusing around the Chinese biopharmaceutical industry. On September 22, 2008, the Company completed the reverse acquisition of Dongying Pharmaceutical Co, Limited (“Dongying BVI”), a company organized under the laws of the Territory of the British Virgin Islands, and all the subsidiaries of Dongying BVI in accordance with the Share Exchange Agreement, whereby the Company acquired 100% of the issued and outstanding shares in the capital of Dongying BVI (the “Dongying BVI Capital”), in exchange for the issuance of 40,000,000 (post forward stock split) shares of common stock of the Company in aggregate to the shareholders of Dongying BVI on a pro rata basis.

Dongying BVI is the registered owner of 100% of the capital of Big Global Limited, a company organized under the laws of Hong Kong, and Big Global Limited is the registered owner of 100% of the capital of Dong Ying (Jiangsu) Pharmaceutical Co., Ltd. (“Dong Ying China”), a company organized under the laws of the People’s Republic of China (“China”). Dong Ying China is in the business of the research, production and development of biopharmaceutical products.

The business of the Company will be conducted through its subsidiary, Dongying BVI, which, in turn, will conduct its business through it subsidiary, Big Global Limited, which, in turn will conduct its business through Dong Ying China.

Dong Ying China has developed new methods for synthesis of active pharmaceutical ingredient (API) and innovative drug delivery (new formulation) that dramatically reduces the time and cost of drug development. Dong Ying China’s current therapeutic focus is on anesthesia-assisted agents and cardiovascular drugs. Dong Ying China’s R&D focus is new, innovative methods of synthesizing compounds more rapidly at lower cost, and/or improved drug formulation with enhanced usability.

Currently the product line of Dong Ying China includes Cisatracurium Besylate - a skeletal muscle relaxant, Clindamycin Hydrochloride - an antibiotic for penicillin-allergic patients, and Perphenazine - an anti-psychotic drug. However, Dong Ying China has recently discontinued producing and selling Perphenazine as it is no longer considered a profitable product.

Results of Operations

The Company realized a net loss from operations of $22,201 for the three months ended August 31, 2008, as compared to $18,778 for the three months ended August 31, 2007. The Company had no revenues, so the entire loss in each period was due to expenses.

Operating Expenses

The Company incurred $22,201 in operating expenses for the three months ended August 31, 2008, as compared to $18,778 for the three months ended August 31, 2007. The most significant category of expenses was professional fees of $17,834 in the three months ended August 31, 2008, as compared to $12,500 for the three months ended August 31, 2007. The increase was primarily due to additional accounting and legal services required due to the merger transactions undertaken subsequent to August 31, 2008.

The Company incurred $4,367 in general and administrative expenses in the in the three months ended August 31, 2008, a decrease from $5,797 for the three months ended August 31, 2007. The decrease was due to reduced activity resulting in reduced office expenses of the Buzz magazine business as the Company abandoned the magazine business to focus on the move into the pharmaceuticals business.

Liquidity and Capital Resources

The Company had $21,978 in cash at August 31, 2008, though only $1,978 was unrestricted cash available for use. The Company had a working capital deficiency of $21,999 at August 31, 2008. The Company has insufficient cash available to sustain operations. The operations of Dong Ying China have generated profits for the eight months ended August 31, 2008, but not in a sufficient amount to enable Dong Ying China to pay the RMB 15,000,000 debt due for repayment by the end of December 2008. The Company plans to raise capital through sales of shares to provide cash to pay debt of Dong Ying China and fund further drug product development.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).

On a going forward basis from September 22, 2008, the Chinese Renminbi yuan (“RMB”) is the functional currency of Sinobiopharma and its operating subsidiary, Dong Ying (‘Jiangsu) Pharmaceutical Co., Ltd.; and therefore, the fluctuation of exchange rates of RMB may have positive or negative impacts on the results of operations of the Company.

The value of the Renminbi yuan, against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The conversion of Renminbi yuan into foreign currencies, including U.S. dollars, has historically been set by the People’s Bank of China. On July 21, 2005, the PRC government changed its policy of pegging the value of the Renminbi yuan to the U.S. dollar. Under the new policy, the Renminbi yuan is permitted to fluctuate within a band against a basket of certain foreign currencies. This change in policy resulted initially in an approximately 2.0% appreciation in the value of the Renminbi yuan against the U.S. dollar. Since the adoption of this new policy, the value of Renminbi yuan against the U.S. dollar has fluctuated on a daily basis within narrow ranges, but overall has continued to strengthen against the U.S. dollar. There remains significant international pressure on the PRC government to further liberalize its currency policy, which could result in a further and more significant appreciation or depreciation in the value of the Renminbi yuan against the U.S. dollar.

Since all sales revenue and expenses of the operating subsidiary company are denominated in RMB, the net income effect of appreciation and devaluation of the currency against the US Dollar will be limited to the net operating results of the subsidiary company attributable to the Company.

Interest rate

The Company currently has no interest-bearing debt and has no plans to take on interest-bearing debt, so it is not currently exposed to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

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

Our management, with the participation of the President, evaluated the effectiveness of our internal control over financial reporting as of August 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of August 31, 2008, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

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

Accordingly, while we have identified certain material weaknesses in our system of internal control over financial reporting, we believe that we have taken reasonable steps to ascertain that the financial information contained in this Quarterly Report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our the fiscal quarter of the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Risks Related to the Company

We have a history of operating losses and may never be profitable.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Dong Ying China has incurred substantial losses since its inception, and it expects to continue to incur losses only in the short term future. Dong Ying China incurred net losses of $559,343 and $3,444,090 in 2007 and 2006. As of December 31, 2007, the accumulated deficit amounted to $5,434,789. The losses have resulted principally from write-downs of impaired intangible assets related to product rights acquired, research and development costs, sales costs and general and administrative expenses. Dong Ying China has realized a profit of $211,211 for the eight months ended August 31, 2008 We cannot assure you that the Company or Dong Ying China will be able to sustain or increase its profitability.

We will need additional capital to expand the production capacity for our existing products, to continue development of our product pipeline and to market existing and future products on a large scale, and we cannot guarantee that we will find adequate sources of capital in the future.

We will need to raise further funds from the capital markets to finance expenditures for equipment, intellectual property asset acquisitions, to expand the production capacity for our existing products, to continue the development and commercialization of our product candidates and for other corporate purposes. As of August 31, 2008, Dong Ying China had $160,914 in unrestricted cash. We will need to undertake significant future financings for the following reasons:

•	To proceed with the research and development of other products, including clinical testing relating to new products;
•	To develop or acquire other product candidates, technologies or other lines of business;
•	To establish and expand manufacturing capabilities;
•	To commercialize our products, including the marketing and distribution of new and existing products;
•	To protect our intellectual property;
•	To seek and obtain regulatory approvals; and
•	To finance general and administrative and research activities that are not related to specific products under development.

In the past, Dong Ying China funded most of its product rights acquisitions, fixed asset acquisitions, research and development and other expenditures through investment of shareholder, grants and debt financing. We intend to raise additional funds in the near future because our current operating and capital resources are expected to be insufficient to meet future requirements.

If we raise additional funds by issuing equity securities, it will result in further dilution to our existing shareholders, because the shares may be sold at a time when the market price is low, and because shares issued in equity financing will normally be sold at a discount to the current market price. Unforeseen problems, including materially negative developments relating to, among other things, product sales, new product rollouts, clinical trials, research and development programs, our strategic relationships, our intellectual property, litigation, regulatory issues in our industry, the Chinese market generally or in general economic conditions, could interfere with our ability to raise additional equity capital or materially adversely affect the terms upon which such funding is available. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common shares, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to certain of our technologies, marketing territories, product candidates or products that we would otherwise seek to develop or commercialize ourselves, or be required to grant licenses on terms that are not favorable to us.

We do not know whether additional financing will be available to us on commercially acceptable terms when needed. If adequate funds are not available or are not available on commercially acceptable terms, we may need to downsize or suspend some or all of our operations and may be unable to continue developing our products. In any such event, our ability to bring a product to market and obtain revenues could be delayed, competitors could develop products sooner than us, and we could be forced to relinquish rights to technologies, products or potential products.

Our current business is primarily based on a single product, and we may not be able to generate significant revenue if this product fails.

We generate a significant portion of our revenues from sales of Dong Ying China’s Cisatracurium Besylate. 67% of Dong Ying China’s product sales in 2007, and 87% of Dong Ying China’s product sales recognized to August 31, 2008, were attributable to Cisatracurium Besylate. Dong Ying China generated revenues of $1,950, $781,400 and $1,568,197 in sales of Cisatracurium Besylate in 2006, 2007 and the eight months ended August 31, 2008, respectively. We expect that sales of Cisatracurium Besylate will continue to comprise a substantial portion of our revenues in the near future. A decrease in Cisatracurium Besylate sales would most likely have an adverse affect on our financial results.

If we are unable to successfully compete in the highly competitive biotechnology industry, our business could be harmed.

We operate in a highly competitive environment, and the competition is expected to increase. Competitors include large pharmaceutical and biotechnology companies and academic research institutions, in each case both within and outside China. Some of these competitors, particularly large pharmaceutical and biotechnology companies, have greater resources than us. New competitors may also enter into the markets where we currently compete. Accordingly, even if we are successful in launching a product, we may find that a competitive product dominates the market for any number of reasons, including:

•	The possibility that the competitor may have launched its product first;
•	The competitor may have greater access to certain raw materials;
•	The competitor may have more efficient manufacturing processes;
•	The competitor may have greater marketing capabilities; or
•	The competitive product may have therapeutic or other advantages.

The technologies applied by our competitors and us are rapidly evolving, and new developments frequently result in price competition and product obsolescence. In addition, we may be impacted by competition from generic forms of our products, substitute products or imports of products from lower priced markets.

Competitors may develop and market bio-pharmaceutical products that are less expensive, more effective or safer, making our products obsolete or uncompetitive.

Some of our competitors and potential competitors have greater product development capabilities and financial, scientific, marketing and human resources than we do. Technological competition from biopharmaceutical companies and biotechnology companies is intense and is expected to increase. Other companies have developed technologies that could be the basis for competitive products. Some of these products have an entirely different approach or means of accomplishing the desired curative effect than products we are developing. Alternative products may be developed that are more effective, work faster and are less costly than our products. Competitors may succeed in developing products earlier than us, obtaining approvals and clearances for such products more rapidly than us, or developing products that are more effective than ours. In addition, other forms of treatment may be competitive with our products. Over time, our technology or products may become obsolete or uncompetitive.

We are controlled by a small number of shareholders and their affiliated entities and their interests may not be aligned with the interests of our other shareholders.

Our directors and executive officers and their affiliates collectively control approximately 25.9% of our outstanding common shares as of September 22 2008 and after the cancellation of the 60,100,500 shares by Mr. Jianguo Wang. These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The concentration of ownership of these shareholders may discourage, delay or prevent a change in control of the Company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of the Company and might reduce the price of our common shares. These actions may be taken even if they are opposed by our other shareholders. In cases where the interests of our significant shareholders are aligned and they vote together, these shareholders may also have the power to prevent or cause a change in control. In addition, these shareholders could divert business opportunities from us to themselves or others.

If we are unable to obtain the regulatory approvals or clearances that are necessary to commercialize our products, we will have less revenue than expected.

China and other countries impose significant statutory and regulatory obligations upon the manufacture and sale of bio-pharmaceutical products. Each regulatory authority typically has a lengthy approval process in which it examines pre-clinical and clinical data and the facilities in which the product is manufactured. Regulatory submissions must meet complex criteria to demonstrate the safety and efficacy of the ultimate products. Addressing these criteria requires considerable data collection, verification and analysis. We may spend time and money preparing regulatory submissions or applications without assurances as to whether they will be approved on a timely basis or at all.

Our product candidates, some of which are currently in the early stages of development, will require significant additional development and pre-clinical and clinical testing prior to their commercialization. These steps and the process of obtaining required approvals and clearances can be costly and time-consuming. If our potential products are not successfully developed, cannot be proven to be safe and effective through clinical trials, or do not receive applicable regulatory approvals and clearances, or if there are delays in the process:

•	the commercialization of our products could be adversely affected;
•	any competitive advantages of the products could be diminished; and
•	revenues or collaborative milestones from the products could be reduced or delayed.

Governmental and regulatory authorities may approve a product candidate for fewer indications or narrower circumstances than requested or may condition approval on the performance of post-marketing studies for a product candidate. Even if a product receives regulatory approval and clearance, it may later exhibit adverse side effects that limit or prevent its widespread use or that force us to withdraw the product from the market. Any marketed product and its manufacturer, including us, will continue to be subject to strict regulation after approval. Results of post-marketing programs may limit or expand the further marketing of products. Unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market and possible civil actions.

Establishing and expanding international operations requires significant management attention.

Substantially all of Dong Ying China’s revenues are derived from China. We intend to expand our operations internationally into Southeast Asia and the United States, which, if not planned and managed properly, could materially adversely affect our business, financial condition and operating results. Expanding internationally exposes us to legal uncertainties, new regulatory requirements, liability, export and import restrictions, tariffs and other trade barriers, difficulties in managing operations across disparate geographic areas, foreign currency fluctuations, dependence on local distributors and potential disruptions in sales or manufacturing. We may also face challenges in protecting our intellectual property or avoiding infringement of others’ rights, and in complying with potentially uncertain or adverse tax laws.

We rely on vendors to supply ingredients for our products.

Regulatory authorities also periodically inspect manufacturing facilities, including third parties who provide ingredients to us, and may challenge their quality, qualifications or competence. Pharmaceutical manufacturing facilities must comply with applicable good manufacturing practice standards, and manufacturers usually must invest substantial funds, time and effort to ensure full compliance with these standards and make quality products. We do not have control over our vendors’ compliance with these requirements. Failure to comply with regulatory requirements can result in sanctions, fines, delays, suspension of approvals, seizures or recalls of products, operating restrictions, manufacturing interruptions, costly corrective actions, injunctions, adverse publicity against us and our products and criminal prosecutions.

If we are unable to obtain sufficient supplies of ingredients, if climatic or environmental conditions adversely affect them or if they increase significantly in price, our business would be seriously harmed. If any of our current or future third-party suppliers cease to supply products in the quantity and quality we need to produce our products, or if they are unable to comply with applicable regulations, the qualification of other suppliers could be a lengthy process, and there may not be adequate alternatives to meet our needs. As a result, we may not be able to obtain the necessary ingredients used in our products in the future on a timely basis, if at all. This would negatively affect our business.

Our drug-development program depends upon third-party research scientists who are out of our control.

We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

We could be subject to costly and time-consuming product liability actions for the sale of our products in countries other than China.

Dong Ying China’s product line includes skeletal muscular relaxants and antibiotics. If Dong Ying China markets its products in countries other than China and the products fail to function as anticipated, whether as a result of the design of these products, unanticipated health consequences or side effects, or misuse or mishandling by third parties of such products or because of faulty or contaminated supplies, we could be subject to product liability lawsuits in countries other than in China. Any product liability claim brought against us, with or without merit, could have a material adverse effect on us. Even a meritless or unsuccessful product liability claim could be time consuming, expensive to defend, and could result in the diversion of management’s attention from managing our core business or result in associated negative publicity.

If we expand our business activities outside of China, we may be exposed to potential product liability risks that are inherent in the testing, manufacturing and marketing of biopharmaceutical products. We cannot be certain that we will be able to obtain and maintain adequate product liability insurance at a reasonable cost for potential business activities outside of China. We currently do not have any clinical trial insurance for our clinical trials because such coverage is not available in mainland China. Any insurance coverage that we may obtain for any business activities outside of China may not be sufficient to satisfy any liability resulting from product liability claims. A successful product liability claim or series of claims for business activities outside of China could have a material adverse impact on our business, financial condition and results of operations.

If we market and sell our products outside of China, then we may incur substantial liabilities and be required to limit commercialization of our products in response to product liability lawsuits.

The marketing and sale of our products in countries other than China entails inherent risks of product liability. As a manufacturer of products designed for human application, we may be subject to product liability claims that use of our products has resulted in injury in countries other than China. Previously unknown adverse reactions resulting from human use of our products could occur. We may be held liable if serious adverse reactions result from the use of our products. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities and damage to our commercial reputation, or be required to limit commercialization of our products. Our inability to obtain sufficient product liability insurance outside China at acceptable cost against claims could prevent or inhibit commercialization of our products outside China. We may not be able to obtain insurance at reasonable cost, if at all. If we obtain insurance in the future, it may not adequately compensate us for all losses that we may incur, which could have a material adverse effect on our business.

We depend on our key personnel, the loss of whom would adversely affect our operations. If we fail to attract and retain the talent required for our business, our business will be materially harmed.

We are a small company with over 80 full-time employees as of August 31, 2008, and we depend to a great extent on principal members of our management and scientific staff. If we lose the services of any key personnel, in particular, Dr. Huang, our President and Chief Executive Officer, it could significantly impede the achievement of our research and development objectives and delay our product development programs and the approval and commercialization of our product candidates. We do not currently have any key man life insurance policies. In addition, recruiting and retaining qualified scientific, technical and managerial personnel and research partners will be critical to our success. Competition among biopharmaceutical and biotechnology companies for qualified employees in China is intense and turnover rates are high. There is currently a shortage of employees in China with expertise in our areas of research and clinical and regulatory affairs, and this shortage is likely to continue. We may not be able to retain existing personnel or attract and retain qualified staff in the future. If we fail to hire and retain personnel in key positions, we may be unable to develop or commercialize our product candidates in a timely manner.

We may encounter difficulties in managing our growth, which could adversely affect our results of operations.

Dong Ying China has experienced a period of rapid and substantial growth that has taken place and, if such growth continues, it will continue to place a strain on our administrative and operational infrastructure. If we are unable to manage this growth effectively, our business, results of operations or financial condition may be materially and adversely affected. Our ability to manage our operations and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and hiring programs. We may not be able to successfully implement these required improvements.

We may face difficulties in achieving and maintaining widespread market acceptance for our pharmaceutical products and any future pharmaceutical product candidates.

If any of our products or product candidates for which we receive regulatory approval do not achieve broad market acceptance, the revenues that we generate from their sales will be limited.

The commercial success of any of our products or product candidates for which we obtain marketing approval from regulatory authorities will depend upon the acceptance of these products by the medical community, including physicians, patients and healthcare payors. The degree of market acceptance of any of our approved products will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy compared to other products;
•	the relative convenience and ease of administration;
•	the prevalence and severity of any adverse side effects;
•	limitations or warnings contained in a product’s approved labelling;
•	availability of alternative treatments, including, a number of competitive products already approved or expected to be commercially launched in the near future;
•	pricing and cost effectiveness;
•	the effectiveness of our or any future collaborators’ sales and marketing strategies;
•	our ability to obtain sufficient third-party coverage or reimbursement; and
•	the willingness of patients to pay out of pocket in the absence of third-party coverage.

If any of our products or approved product candidates do not achieve an adequate level of acceptance by physicians, healthcare payors and patients, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

Moreover, even if any of our products or product candidates receive marketing approval, we or others may later identify undesirable side effects caused by the product, and in that event a number of potentially significant negative consequences could result, including but not limited to:

•	regulatory authorities may withdraw their approval of the product;
•	regulatory authorities may require the addition of labelling statements, such as warnings or contraindications;
•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labelling of the product; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or product candidate and could substantially increase the costs of commercializing our other products or product candidates.

We may have difficulties in developing future pharmaceutical products.

Our product candidates are prone to the risks of failure inherent in drug development. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication we must demonstrate with substantial evidence gathered in well-controlled clinical trials and to the satisfaction of regulatory authorities that the product candidate is safe and effective for use for that target indication.

Despite our efforts, our product candidates may not:

•	offer therapeutic or other improvement over existing, comparable drugs;
•	be proven safe and effective in clinical trials;
•	meet applicable regulatory standards;
•	be capable of being produced in commercial quantities at acceptable costs; or
•	be successfully commercialized.

Positive results in preclinical studies of a product candidate may not be predictive of similar results in humans during clinical trials, and promising results from early clinical trials of a product candidate may not be replicated in later clinical trials. Interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from completed preclinical studies and clinical trials may not be predictive of the results we may obtain in later stage trials. Our preclinical studies or clinical trials may produce negative or inclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials.

Undesirable side effects caused by our product candidates could cause us, regulatory authorities or institutional review boards to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval.

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

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

PRC companies historically have not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and computer, financial and other control systems. As a result, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet standards required of U.S. public companies. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act. Any such deficiencies, weaknesses or lack of compliance could have a material adverse effect on our business.

We have limited business insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products. As a result, we do not have any property or casualty insurance coverage for our facilities or business liability insurance coverage for our operations. If we incur any losses, we will have to bear those losses without any assistance. As a result, we may not have sufficient capital to cover material damage to, or the loss of, our manufacturing facilities due to fire, severe weather, flood or other causes, and such damage or loss would have a material adverse effect on our financial condition, business and prospects.

We do not plan to declare or pay any dividends to our shareholders in the near future.

Neither the Company nor Dongying BVI declared any dividends for their respective fiscal year ends. The combined company does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

We are a holding company and rely on the receipt of dividends from our operating subsidiaries. We may encounter limitations on the ability of our subsidiaries to pay dividends to us.

As a holding company, we have no direct business operations other than the ownership of our operating subsidiaries. Our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions relating to doing business in China. If future dividends are paid in Renminbi, fluctuations in the exchange rate for the conversion of Renminbi into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

We may not be able to achieve the benefits we expect to result from the Share Exchange.

We may not realize the benefits that we hoped to derive as a result of the September 2008 share exchange, which include:

•	access to the capital markets of the United States;
•	the increased market liquidity expected to result from exchanging stock in a private company for securities of a public company that are publicly traded;
•	the ability to use securities to make acquisition of assets or businesses;
•	increased visibility in the financial community;
•	enhanced access to the capital markets;
•	improved transparency of operations; and
•	perceived credibility and enhanced corporate image of being a publicly traded company.

In addition, the attention and effort devoted to achieving the benefits of the share exchange and attending to the obligations of being a public company, such as reporting requirements and securities regulations, could significantly divert management’s attention from operational issues, which could materially and adversely affect our operating results or stock price in the future.

There are substantial risks of lack of liquidity and volatility risks.

Currently, the Company’s common stock is quoted in the OTC Bulletin Board (the “OTCBB”) market under the symbol “SNBP”. The liquidity of our common stock may be very limited and affected by its limited trading market. The OTCBB market is an inter-dealer market much less regulated than the major exchanges, and is subject to abuses and volatilities and shorting. There is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders.  Absence of an active trading market reduces the liquidity of the shares traded there.

The trading volume of our common stock may be limited and sporadic.  As a result of such trading activity, the quoted price for our common stock on the OTCBB may not necessarily be a reliable indicator of its fair market value.  In addition, if our shares of common stock cease to be quoted, holders would find it more difficult to dispose of or to obtain accurate quotations as to the market value of, our common stock and as a result, the market value of our common stock likely would decline.

We may be subject to the risks inherent in a penny stock.

The Company’s common stock may be subject to regulations prescribed by the SEC relating to “penny stock.”  The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5.00 per share, subject to certain exceptions.  If the Company’s common stock meets the definition of a penny stock, it will be subject to these regulations, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors - generally institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse).

Risks Related To Government Regulation

We can only sell products that have received regulatory approval and many factors affect our ability to obtain such approvals.

Pre-clinical and clinical trials of our products, and the manufacturing and marketing of our technologies, are subject to extensive, costly and rigorous regulation by governmental authorities in China and in other countries. Even if we complete preclinical and clinical trials successfully, we may not be able to obtain applicable regulatory approvals. We cannot market any product candidate until we have both completed our clinical trials and obtained the necessary regulatory approvals for that product candidate.

Conducting clinical trials and obtaining regulatory approvals are uncertain, time consuming and expensive processes. The process of obtaining required regulatory approvals from the SFDA, and other regulatory authorities often takes many years to complete and can vary significantly based on the type, complexity and novelty of the product candidates.

There can be no assurance that all of the clinical trials pertaining to our products in development will be completed within the time frames anticipated by us. We could encounter difficulties in enrolling such drugs for trials or encounter setbacks during the conduct of trials that result in delays or trial cancellation. Data obtained from preclinical and clinical studies are subject to varying interpretations that could delay, limit or prevent regulatory approval, and failure to observe regulatory requirements or inadequate manufacturing processes are examples of other problems that could prevent approval. In addition, we may encounter delays or rejections in the event of additional government regulations from future legislation, administrative action or changes in the SFDA’s policies or if unforeseen health risks become an issue with the participants of clinical trials. Clinical trials may also fail at any stage of testing. Results of early trials frequently do not predict results of later trials, and acceptable results in early trials may not be repeated. For these reasons, we do not know whether regulatory authorities will grant approval for any of our product candidates in the future.

Delays in obtaining the SFDA’s or foreign approval of our products could result in substantial additional costs and adversely affect our ability to compete with other companies. Even if regulatory approval is ultimately granted, there can be no assurance that we can maintain the approval or that the approval will not be withdrawn. Any approval received may also restrict the intended use and marketing of the product we want to commercialize.

Outside China, our ability to market any of our potential products is contingent upon receiving marketing authorizations from the appropriate regulatory authorities. These foreign regulatory approval processes include all of the risks associated with the SFDA approval process described above and may include additional risks.

We may not be able to comply with applicable GMP requirements and other regulatory requirements, which could have a material adverse affect on our business, financial condition and results of operations.

We are required to comply with applicable GMP regulations, which include requirements relating to quality control and quality assurance as well as corresponding maintenance, record-keeping and documentation standards. Manufacturing facilities must be approved by governmental authorities before we can use them to commercially manufacture our products and are subject to inspection by regulatory agencies.

If we fail to comply with applicable regulatory requirements, including following any product approval, we may be subject to sanctions, including:

•	Fines;
•	Product recalls or seizure;
•	Injunctions;
•	Refusal of regulatory agencies to review pending market approval applications or supplements to approval applications;

•	Total or partial suspension of production;
•	Civil penalties;
•	Withdrawals of previously approved marketing applications; or
•	Criminal prosecution.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Chinese companies and some other foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC, and our executive officers and employees have not been subject to the U.S. Foreign Corrupt Practices Act prior to the completion of the share exchange in September 2008. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

A recent campaign imposed by the Chinese government against the export of unsafe and substandard products, could hinder our ability to export our products internationally.

In August 2007, China’s Administration of Quality Supervision, Inspection and Quarantine (“AQSIQ”) announced an ongoing national campaign in China against unsafe food and substandard products. The special campaign against poor product quality was launched in response to a series of safety scares involving Chinese products worldwide. The campaign set 20 detailed goals, including twelve “100 percents”. The campaign, which was originally scheduled to finish at the end of 2007, is currently scheduled to continue throughout 2008.

As a result of this campaign by the AQSIQ, there has been a general slow-down and backlog of export clearances for certain Chinese consumer products. If we seek to export our products in the future, we may experience significant delays in obtaining export clearances.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our new management team.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our new management team, which has no prior experience operating a U.S. public company, will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of a public company’s internal control over financial reporting, and attestation of this assessment by the public company’s independent registered public accountants.  We believe that the annual assessment of our internal controls requirement will first apply to our annual report for the 2008 fiscal year and the attestation requirement of management’s assessment by our independent registered public accountants will first apply to our annual report for the 2009 fiscal year. The standards that must be met for management to assess the internal control over financial reporting are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Risks Related To Our Intellectual Property

If we are unable to protect our intellectual property, we may not be able to operate our business profitably.

Our success depends, in part, on our ability to protect our proprietary technologies. We try to protect the technology that we consider important to our business by filing Chinese patent applications and relying on trade secret and pharmaceutical regulatory protection.

In addition to patents, we rely on trade secrets and proprietary know-how to protect our intellectual property. We have entered into confidentiality agreements (which include, in the case of employees, non-competition provisions) with the majority of our employees and all our advisors. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of our employees, the agreements provide that all of the technology which is conceived by the individual during the course of employment is our exclusive property. These agreements may not provide meaningful protection or adequate remedies in the event of unauthorized use or disclosure of our proprietary information. In addition, it is possible that third parties could independently develop proprietary information and techniques substantially similar to ours or otherwise gain access to our trade secrets.

We cannot assure you that our current or potential competitors, many of which have substantial resources and may have made substantive investments in competing technologies, do not have and will not develop products that compete directly with our products despite our intellectual property rights.

Intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. For example, implementation and enforcement of Chinese intellectual property-related laws have historically been deficient and ineffective and may be hampered by corruption and local protectionism. Policing unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to enforce or defend patents issued to us or to determine the enforceability, scope and validity of our proprietary rights or those of others. The experience and capabilities of Chinese courts in handling intellectual property litigation varies, and outcomes are unpredictable. Further, such litigation may require significant expenditure of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation could materially impair our intellectual property rights and may harm our business, prospects and reputation.

We may depend on market exclusivity for certain of our products, which will afford us less protection than patents.

Assuming regulatory approvals are obtained, our ability to successfully commercialize certain drugs may depend on the availability of market exclusivity under Chinese law, which provides protection for certain new products. Under China’s former Regulation on the Protection of New Pharmaceuticals and Technology Transfer, new drugs were afforded exclusivity protection of six, eight or twelve years, depending on the category of the drug in question. During the protection period, the SFDA would not accept third parties’ applications for manufacturing the drug under protection.

After China joined the WTO in 2001, the Chinese government amended and implemented many laws and regulations in the area of pharmaceuticals. Currently, the Drug Administration Law, Implementing Regulations on Drug Administration and Drug Registration Regulation are the primary laws and regulations governing the exclusive protection regime for new drugs.

The Implementing Regulations on Drug Administration provide that the SFDA may establish a monitoring period for up to five years for certain new drugs to monitor the safety of these products. During the monitoring period, the SFDA will not accept third parties’ applications for manufacturing or importing the same drug. The SFDA’s regulations provide that the monitoring period shall be 3, 4 or 5 years. The SFDA determines the availability and length of the monitoring period depending on the approval conditions of the same or similar drugs in China and in overseas markets. According to the Regulations on the Drug Registration promulgated by the SFDA in 2005, in case there is more than one application for the same new drug pending, after the issuance of the first production license afforded with a monitoring period, the other co-pending applications should be rejected unless a clinical trial application has been approved.

If our products infringe the intellectual property rights of third parties, we may incur substantial liabilities, and we may be unable to sell these products.

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Patent applications are maintained incognito until their publication 18 months from the filing date. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications are filed. China, similar to many other countries, adopts the first-to-file system under which whoever first files a patent application (instead of the one who makes first actual discoveries) will be awarded patent. Even after reasonable investigation we may not know with certainty whether we have infringed upon a third-party’s patent because such third-party may have filed a patent application without our knowledge while we are still developing that product. If a third-party claims that we infringe upon its proprietary rights, any of the following may occur:

•	We may become involved in time-consuming and expensive litigation, even if the claim is without merit;
•	We may become liable for substantial damages for past infringement if a court decides that our technology infringes upon a competitor’s patent;
•
A court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms, if at all, or which may require us to pay substantial royalties or grant cross licenses to our patents, and

•	We may have to reformulate our product so that it does not infringe upon others’ patent rights, which may not be possible or could be very expensive and time-consuming.

If any of these events occurs, our business will suffer and the market price of our common shares could decline.

Our products will be adversely affected if we are unable to protect proprietary rights or operate without infringing the proprietary rights of others.

The profitability of our products will depend in part on our ability to obtain and maintain protection for our intellectual property rights, such as patents, licenses and trade secrets, and the period our intellectual property remains exclusive. We must also operate without infringing on the proprietary rights of third parties and without third parties circumventing our rights. The proprietary rights of enterprises such as ours are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. In addition, the scope of the originally claimed subject matter in a patent application can be significantly reduced before a patent is issued. The biotechnology patent situation outside the U.S. is even more uncertain, is currently undergoing review and revision in many countries, and may not protect our intellectual property rights to the same extent as the laws of the U.S. Because patent applications are maintained in secrecy in some cases, we cannot be certain that we or our licensors are the first creators of inventions described in our pending patent applications or patents or the first to file patent applications for such inventions. Other companies may independently develop similar products and design around any patented or proprietary products we develop. We cannot assure you that:

•	any of our applications for patent or exclusivity will result in their issuance;
•	we will develop additional patentable or proprietary products;
•	the patents or exclusive rights we have been issued will provide us with any competitive advantages;
•	the patents of others will not impede our ability to do business; or
•	third parties will not be able to circumvent our patents or proprietary rights.

Risks Related To Doing Business in China

Adverse changes in political, economic and other policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our products and materially and adversely affect our competitive position.

All of our business operations are conducted in China, and all of our sales are currently made in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

•	The extent of government involvement;
•	The level of development;
•	The growth rate;
•	The control of foreign exchange;
•	The allocation of resources;
•	An evolving regulatory system; and
•	Lack of sufficient transparency in the regulatory process.

While the Chinese economy has experienced significant growth in the past 20 years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China are still owned by the Chinese government. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in decreased expenditures by hospitals and other users of our products, which in turn could reduce demand for our products.

Moreover, the political relationship between the United States, Europe, or other Asian nations and China is subject to sudden fluctuation and periodic tension. Changes in political conditions in China and changes in the state of foreign relations are difficult to predict and could adversely affect our operations or cause our products to become less attractive. This could lead to a decline in our profitability.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on overall economic growth and the level of healthcare investments and expenditures in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses.

Future changes in laws, regulations or enforcement policies in China could adversely affect our business.

Laws, regulations and enforcement policies in China, including those regulating our business, are evolving and subject to future change. Future changes in laws, regulations or administrative interpretations, or stricter enforcement policies by the Chinese government, could impose more stringent requirements on us, including fines or other penalties. Changes in applicable laws and regulations may also increase our operating costs. Compliance with such requirements could impose substantial additional costs or otherwise have a material adverse effect on our business, financial condition and results of operations. These changes may relax some requirements, which could be beneficial to our competitors or could lower market entry barriers and increase competition. Further, regulatory agencies in China may periodically, and sometimes abruptly, change their enforcement practice. Therefore, prior enforcement activity, or lack of enforcement activity, is not necessarily predictive of future actions. Any enforcement actions against us could have a material and adverse effect on us and the market price of our common shares. In addition, any litigation or governmental investigation or enforcement proceedings in China may be protracted and may result in substantial cost and diversion of resources and management attention, negative publicity, damage to our reputation and decline in the price of our common shares.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

In the last 20 years, despite a process of devolution of regulatory control to provincial and local levels and resulting economic autonomy and private economic activities, the Chinese central government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision to adjust economic policies or even to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Fluctuation in the value of the Renminbi yuan may have a material adverse effect on your investment.

The value of the Renminbi yuan (“Renminbi”) against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The conversion of Renminbi into foreign currencies, including U.S. dollars, has historically been set by the People’s Bank of China. On July 21, 2005, the Chinese government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a band against a basket of certain foreign currencies. This change in policy resulted initially in an approximately 2.0% appreciation in the value of the Renminbi against the U.S. dollar. Since the adoption of this new policy, the value of Renminbi against the U.S. dollar has fluctuated on a daily basis within narrow ranges, but overall has continued to strengthen against the U.S. dollar. There remains significant international pressure on the Chinese government to further liberalize its currency policy, which could result in a further and more significant appreciation or depreciation in the value of the Renminbi against the U.S. dollar. Any significant revaluation of the Renminbi may have a material adverse effect on our revenues and financial condition, and the value of, and any dividends payable on, our common shares in foreign currency terms. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would reduce the Renminbi amount we receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making dividend payments on our common shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would reduce the U.S. dollar amount available to us.

Under the new EIT Law, we may be classified a “resident enterprise” for PRC tax purposes, which may subject us to PRC enterprise income tax for any dividends we receive from our Chinese subsidiaries and to PRC income tax withholding for any dividends we pay to our non-PRC shareholders.

On March 16, 2007, the National People’s Congress promulgated the Law of the People’s Republic of China on Enterprise Income Tax, or the new EIT Law, which became effective on January 1, 2008. In accordance with the new EIT Law, the corporate income tax rate is set at 25% for all enterprises. However, certain industries and projects, such as enterprises with foreign investors, may enjoy favorable tax treatment pursuant to the new EIT Law and its implementing rules.

Under the new EIT Law, an enterprise established outside of China whose “de facto management bodies” are located in China is considered a “resident enterprise” and is subject to the 25% enterprise income tax rate on its worldwide income. The new EIT Law and its implementing rules are relatively new, and currently, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine the tax residency of enterprises established outside of China.

Most of our management is currently based in China. If the PRC tax authorities determine that our U.S. holding company is a “resident enterprise” for PRC enterprise income tax purposes, we may be subject to an enterprise income tax rate of 25% on our worldwide taxable income. The “resident enterprise” classification also could subject us to a 10% withholding tax on any dividends we pay to our non-PRC shareholders if the relevant PRC authorities determine that such income is PRC-sourced income. In addition to the uncertainties regarding the interpretation and application of the new “resident enterprise” classification, the new EIT Law may change in the future, possibly with retroactive effect. If we are classified as a “resident enterprise” and we incur these tax liabilities, our net income will decrease accordingly.

It may be difficult to effect service of process and enforcement of legal judgments upon Dongying BVI and some of our officers and directors because they reside outside the United States.

As Dongying BVI’s operations are presently based in China and some of our directors and officers reside in China, service of process on Dongying BVI and such directors and officers may be difficult to effect within the United States.  Also, substantially all of Dongying BVI’s assets are located in China and any judgment obtained in the United States against Dongying BVI may not be enforceable outside the United States.

Since all of Dongying BVI’s assets are located in China, any dividends of proceeds from liquidation is subject to the approval of the relevant Chinese government agencies.

Dongying BVI’s assets are located inside China. Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well as the foreign exchange control. This may generate additional risk for investors in case of dividend payment and liquidation.

The Company is required to be in compliance with the registered capital requirements of China.

Under the company law of China, the combined company will be required to contribute a certain amount of “registered capital” to its wholly owned subsidiary. By law, Dongying BVI and its subsidiaries are required to contribute at least 10% of after tax net income (as determined in accordance with Chinese GAAP) into a statutory surplus reserve until the reserve is equal to 50% of Dongying BVI and its subsidiaries’ registered capital, and between 5% and 10% of its after tax net income, as determined by Dongying BVI’s board of directors, into a public welfare fund. These reserve funds are recorded as part of shareholders' equity but are not available for distribution to shareholders other than in the case of liquidation. As a result of this requirement, the amount of net income available for distribution to shareholders will be limited.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

On September 25, 2008, we entered into a consulting agreement (the “Consulting Agreement”) with Mr. Michael Tan to be effective as of September 1, 2008, whereby Mr. Tan will provide consulting services in the area of corporate finance and development strategy designed to assist us in our business development for a period of three years in exchange for compensation of $8,000 per month to be paid semi-annually in March and September with the first payment being due on March 25, 2009.

The foregoing description of the Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to the Consulting Agreement, a copy of which is attached hereto as Exhibit 99.1.

On September 29, 2008, our Board of Directors unanimously approved and adopted a stock option and incentive plan (the “2008 Stock Option and Incentive Plan”). The purpose of the 2008 Stock Option and Incentive Plan is to advance our interests and our shareholders’ interests by affording our key personnel an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. Pursuant to the provisions of the Stock Option Plan, stock options, stock awards, cash awards or other incentives (the “Stock Options and Incentives”) will be granted only to our key personnel, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts we may rely including any director, officer, employee, consultant or advisor of the Company.

The 2008 Stock Option and Incentive Plan is to be administered by our Board of Directors, which shall determine (i) the persons to be granted Stock Options and Incentives; (ii) the Fair Market Value of our shares; (iii) the exercise price per share of options to be granted; (iv) the number of shares to be represented by each option or incentive award; (v) the time or times at which options and incentive awards shall be granted; (vi) the interpretation of the 2008 Stock Option and Incentive Plan; (vii) whether to prescribe, amend and rescind rules and regulations relating to the 2008 Stock Option and Incentive Plan; (viii) the term and provisions or each option and incentive award granted (which need not be identical) and, with the consent of the grantee thereof, modify or amend such option or incentive award; (ix) whether to accelerate or defer (with the consent of the grantee) of the exercise date of any option or incentive award; (x) the person to execute on our behalf any instrument required to effectuate the grant of an option or incentive award previously granted by the Board; (xi) whether to accept or reject the election made by a grantee pursuant to Section 7.5 of the 2008 Stock Option and Incentive Plan; and (xii) all other determinations deemed necessary or advisable for the administration of the 2008 Stock Option and Incentive Plan. The 2008 Stock Option and Incentive Plan provides authorization to the Board of Directors to grant Stock Options and Incentives to a total number of shares of our common stock, not to exceed ten million (10,000,000) (post forward stock split) shares of our common stock as at the date of adoption by the Board of Directors of the 2008 Stock Option and Incentive Plan.

The foregoing description of the 2008 Stock Option and Incentive Plan does not purport to be complete and is qualified in its entirety by reference to the 2008 Stock Option and Incentive Plan which is attached hereto as Exhibit 99.2.

In addition, on September 29, 2008, our Board of Directors unanimously approved and granted in aggregate 1,800,000 stock options to certain directors, officers and consultants of the Company having an exercise price of $1.80 per share and an expiry date of five years from the date of grant. These stock options have vesting provisions of 10% on the date of grant and 10% on the last day of each month thereafter beginning on October 31, 2008.

Furthermore, on October 2, 2008, our Board of Directors unanimously approved and granted in aggregate 500,000 stock options to certain mid-level managers of Dong Ying China having an exercise price of $1.80 per share and an expiry date of five years from the date of grant. These stock options have vesting provisions of 10% on the date of grant and 10% on the last day of each month thereafter beginning on October 31, 2008.

Item 6. Exhibits

(a)	Financial Statements

Unaudited Financial Statements of Dongying BVI and Consolidated Subsidiaries, as at August 31, 2008

Consolidated Balance Sheet as at August 31, 2008

Consolidated Statement of Operations for the three months and eight months periods ended August 31, 2008 and 2007

Consolidated Statement of Cash Flows for the three months and eight months periods ended August 31, 2008 and 2007

Consolidated Statement of Shareholders’ Equity (Deficit) for the eight months period ended August 31, 2008 and the years ended Dec. 31, 2007 and 2006

Notes to the Financial Statements

Sinobiopharma, Inc. and Consolidated Subsidiaries Pro Forma Consolidated Financial Information

Introduction to Pro Forma Consolidated Financial Information

Pro Forma Consolidated Balance Sheet as at August 31, 2008

Pro Forma Consolidated Statement of Operations for the three months period ended August 31, 2008

Notes to the Pro Forma Consolidated Financial Statements

DONGYING PHARMACEUTICAL CO, LIMITED
AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets
(Expressed in US Dollars)
UNAUDITED - Prepared by Management

	August 31 2008	December 31 2007

ASSETS

CURRENT ASSETS
Cash	$160,914	$150,518
Accounts receivable (Note 3)	175,438	44,928
Loan to related party (Note 11)	-	5,476
Inventory (Note 4)	383,038	287,448
Other current assets (Note 5)	109,839	93,089
Total current assets	829,229	581,459

Fixed assets (Note 6)	2,731,324	2,600,817
Intangible assets (Notes 7 and 11)	1,363,333	1,313,384

Total assets	$4,923,886	$4,495,660

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Loans payable (Note 8)	$2,244,740	$2,187,312
Accounts payable	667,820	574,639
Accrued liabilities	353,412	258,931
Customer deposits (Note 9)	289,236	596,157
Shareholder loans (Note 10)	1,103,732	882,131
Total current liabilities	4,658,940	4,499,170

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 7, 8, 11 and 12 )

STOCKHOLDER'S EQUITY (DEFICIT)
Common stock (Note 13) Authorized 20,000,000 shares at par value of $ 0.0025 each Issued and outstanding 400 shares	1	1
Additional paid-in capital	5,269,207	5,219,551
Accumulated (deficit)	(5,223,578)	(5,434,789)
Accumulated other comprehensive income	219,316	211,727
Total stockholder's equity (deficit)	264,946	(3,510)

Total liabilities and stockholder's equity	$4,923,886	$4,495,660

The accompanying notes to the consolidated financial statements are an integral part of these statements.

DONGYING PHARMACEUTICAL CO, LIMITED
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
(Expressed in US Dollars)
UNAUDITED - Prepared by Management

	Three Months Ended August 31		Eight Months Ended August 31
	2008	2007	2008	2007

REVENUE
Sales	$931,203	$291,874	$1,811,094	$778,330
Cost of goods sold	318,775	233,869	753,096	623,651
Gross profit	612,428	58,005	1,057,998	154,679
Gain from discount of no-interest loan	65	-	5,147	-
Other income	699	676	1,083	1,802
	613,192	58,681	1,064,228	156,481

EXPENSES
Advertising and promotion	3,821	-	4,410	-
Depreciation and amortization	23,574	31,728	61,251	84,608
General and administration	143,101	70,340	264,018	187,574
Interest (Notes 8 and 10)	59,046	36,702	150,246	97,872
Research and development	97,404	6,230	146,565	16,613
Salaries and benefits	41,991	9,179	95,687	24,474
Travel	74,191	9,933	130,840	26,488
Total expenses	443,128	164,112	853,017	437,629

Net income (loss) for the period	170,064	(105,431)	211,211	(281,148)

Other comprehensive income (loss)
Foreign currency translation	8,089	12,830	7,589	34,214

Comprehensive income (loss)	178,153	$(92,601)	$218,800	$(246,934)

Net loss per common share, basic and fully diluted for the year
	$425	(264)	$528	(703)
Weighted average number of common stock outstanding	400	400	400	400

The accompanying notes to the consolidated financial statements are an integral part of these statements.

DONGYING PHARMACEUTICAL CO, LIMITED
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
UNAUDITED - Prepared by Management

	Three Months Ended August 31		Eight Months Ended August 31
	2008	2007	2008	2007
Cash from (used in) operating activities:
Net income (loss)	$170,064	$(105,431)	$211,211	$(281,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	60,173	50,690	155,252	135,173
Amortization of intangible assets	15,483	10,205	40,233	27,213
Loss on disposition of fixed assets	-	274	-	731
Imputed interest on shareholder's loan	19,661	316	49,656	843
Amortization of discount in interest expense	39,385	36,234	100,590	96,624
Gain from discount of no-interest loan	(65)	-	(5,147)	-
Net change in operating assets and liabilities:
Accounts receivable	(94,828)	(5,623)	(130,510)	(14,995)
Inventory	37,920	(13,951)	(95,590)	(37,203)
Other current assets	7,833	38,432	(16,750)	102,486
Accounts payable	75,991	58,713	93,181	156,568
Customer deposits	(153,036)	53,569	(306,921)	142,851
Accrued liabilities	15,036	54,785	94,481	146,093

Net cash provided by (used in) operating activities	193,617	178,213	189,686	475,236

Cash (used in) investing activities:
Purchases of fixed assets	(6,120)	(137,270)	(107,179)	(366,053)
Purchases of intangible assets	-	(171,125)	-	(456,333)

Net cash (used in) investing activities	(6,120)	(308,395)	(107,179)	(822,386)

Cash from (used in) financing activities:
Repayments of loans by unrelated parties	-	14,864	-	39,636
Loan received from unrelated party	-	-	100,000	-
Repayments of loans by related parties	5,712	666	5,712	1,776
Repayments of short-term loans	(285,600)	-	(285,600)	(164,375)
Loans received from shareholder	-	-	158,499	367,555

Net cash provided by financing activities	(279,888)	15,530	(21,389)	244,592

Effect of other comprehensive income (loss) on cash	(9,663)	12,831	(50,722)	34,215

Increase (decrease) in cash	(102,054)	(101,821)	10,396	(68,343)

Cash, beginning of period	262,968	157,540	150,518	124,062
Cash, end of period	$160,914	$55,719	$160,914	$55,719

The accompanying notes to the consolidated financial statements are an integral part of these statements.

DONGYING PHARMACEUTICAL CO, LIMITED
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statement of Stockholder's Equity (Deficit)
(Expressed in US Dollars)
UNAUDITED - Prepared by Management

	Common Stock	Amount	Additional paid-in capital	Accumulated Other Comprehensive Income	Accumulated (Deficit)	Stockholders' Equity (Deficit)

Balance December 31, 2005	-	-	$5,218,286	$105,063	$(1,431,356)	$3,891,993
Net income (loss) for the year ended December 31, 2006	-	-	-	55,342	(3,444,090)	(3,388,748)

Balance December 31, 2006	-	$-	$5,218,286	$160,405	$(4,875,446)	$503,245

Shares issued pursuant to private placements	400	1	-	-	-	1
Imputed interest on shareholder's loans	-	-	1,265	-	-	1,265
Net income (loss) for the year ended December 31, 2007	-	-	-	51,322	(559,343)	(508,021)

Balance December 31, 2007	400	$1	$5,219,551	$211,727	$(5,434,789)	$(3,510)

Imputed interest on shareholder's loans	-	-	49,656	-	-	49,656
Net income for the eight months ended August 31, 2008	-	-	-	7,589	211,211	218,800

Balance August 31, 2008	400	$1	$5,269,207	$219,316	$(5,223,578)	$264,946

The accompanying notes to the consolidated financial statements are an integral part of these statements.

DONGYING PHARMACEUTICAL CO, LIMITED
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
August 31, 2008
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

1. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements of Dongying Pharmaceutical Co, Limited (the “Company”) have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since commencement of operations amounting to $5,223,578 and has negative working capital as of May 31, 2008, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieve a consistently profitable level of operations. There are no assurances that the Company will be successful in achieving these goals. The Company has achieved a profit for the eight months ended August 31, 2008.

The Company is in the process of developing markets for its existing products and researching, developing, testing and evaluating proposed new pharmaceutical products, and has not yet determined whether these products are technically or economically feasible. The underlying value of the company is dependent on the successful implementation of one or more of these products, the ability of the Company to obtain the necessary financing to complete development and upon future profitable production or sufficient proceeds from the disposition of manufacturing rights. Management’s plan is to actively search for new sources of capital through equity investment.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

The Company was incorporated under the laws of the British Virgin Islands on January 29, 2008. On May 13, 2008 the Company acquired a 100% interest in Big Global Limited (“Big Global”) from the sole shareholder of the Company for consideration of $1.00. The purpose of the transaction was the change of domicile to the British Virgin Islands. Accordingly, these financial statements include balance sheets for two years presented as if the transaction had occurred on January 1, 2007.

Big Global was incorporated under the laws of Hong Kong on November 26, 2007. On December 10, 2007 Big Global acquired a 100% interest in Dong Ying (Jiangsu) Pharmaceuticals Co., Ltd. (“Dong Ying China”) from the sole shareholder of the Company for consideration of $1.00. The purpose of the transaction was the change of domicile to Hong Kong. The acquisition was approved by the Chinese government in May 2008.

DONGYING PHARMACEUTICAL CO, LIMITED
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
August 31, 2008
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

During 2007 the shareholder of Dong Ying China commenced a plan to sell some of his interest in Dong Ying China. Funds were received by Dong Ying China on behalf of the shareholder from potential purchasers, then refunded when a new plan was commenced aimed at getting shares listed for trading in the US over-the-counter market. See also Note 15.

Dong Ying China was incorporated under the laws of the People’s Republic of China in 2003. Dong Ying China’s business is the development, manufacture and sale of pharmaceutical products in China. There are three product lines currently manufactured and sold as at August 31, 2008 and several other potential products in various stages of research and development. The product lines sold to date are Cisatracurium Besylate, a skeletal muscle relaxant, Clindamycin Hydrochloride, an antibiotic for penicillin-allergic patients, and Perphenazine, an anti-psychotic drug. In May 2008 the Company discontinued production and sale of its Perphenazine product due to the cost of manufacturing this product exceeding the market price. Perphenazine accounted for 11% of sales revenue in the five months ended May 31, 2008 (18% in 2007). Dong Ying China’s offices and manufacturing facility are in owned premises located on land used under license in Nantong, China and its research and development is carried out in Nanjing, China.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its subsidiaries, Big Global and Dong Ying China. All significant inter-company balances and transactions are eliminated.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at August 31, 2008 and December 31, 2007, the Company did not have any cash equivalents.

Inventory

Inventory is carried at the lower of cost and estimated net realizable value. Raw materials cost is determined on a moving average basis. Manufacturing costs are applied to goods in process on a full cost basis. Cost of finished goods on hand at the balance sheet date is determined on a moving average basis.

Revenue recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

DONGYING PHARMACEUTICAL CO, LIMITED
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
August 31, 2008
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

Concentrations

The Company’s operations are located in the People’s Republic of China.

The Company’s largest two customers account for 25% of sales revenue and the largest five customers account for 40% of sales revenue.

At August 31, 2008, the Company had only one product that sells at a positive gross profit, the Cisatracurium Besylate product. In 2006 the Company had no products that sold at a positive gross profit.

At August 31, 2008 the Company had only one product that has patent protection, the Cisatracurium Besylate product, for which a patent has been applied but not yet granted.

Research and Development Expenditures

Expenditures on research and development activities, including assets acquired for use in research and development activities, are charged to operations as incurred.

Asset Retirement Obligations

The Company has adopted SFAS No. 143, Accounting for Asset Retirement Obligations which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The Company has no asset retirement obligations.

Fixed Assets

Fixed assets are carried at cost less a provision for depreciation on a straight-line basis over their estimated useful lives. Each asset is estimated to have a residual value of 10% of cost at the end of its useful life. Estimated useful lives are as follows:

Buildings and building equipment	10-20 years
Land license	40 years
Manufacturing equipment	5 - 10 years
Office furniture and equipment	5 years
Road	20 years
Vehicles	8 years

DONGYING PHARMACEUTICAL CO, LIMITED
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
August 31, 2008
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

Intangible Assets

Intangible assets are carried at cost less a provision for amortization on a straight-line basis over their estimated useful lives of 20 years.

Advertising Expenses

Advertising expenses are expensed as incurred.

Foreign Currency

The parent company is located in the British Virgin Islands. It maintains no bank balances. The functional currency is the U.S. Dollar. Transactions in foreign currencies, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities denominated in foreign currencies are presented in the balance sheet at the rate in effect at the balance sheet date.

Big Global is located in Hong Kong. It maintains no bank balances. The functional currency is the U.S. Dollar. Transactions in foreign currencies, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities denominated in foreign currencies are presented in the balance sheet at the rate in effect at the balance sheet date.

The operations of Dong Ying China are located in China, and its accounting records are maintained in Chinese Renminbi Yuan (symbol “¥”). The functional currency is the Chinese Renminbi Yuan. Transactions in foreign currencies other than the functional currency, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities denominated in the functional currency are translated into U.S. Dollars at the rate in effect at the balance sheet date. Revenue and expenses denominated in the functional currency are translated at the average exchange rate. Other comprehensive income (loss) includes the foreign exchange gains that arise from translating from the functional currency into U.S. Dollars.

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

DONGYING PHARMACEUTICAL CO, LIMITED
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
August 31, 2008
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

Loss Per Share

Basic earnings (loss) per share of common stock are computed by dividing the net earnings (loss) by the weighted average number of (post-split) common shares outstanding during the period. Diluted earnings (loss) per share are equal to the basic earnings (loss) per share for the eight month periods ended August 31, 2008 and 2007 because there are no common stock equivalents outstanding.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, loans payable and accounts payable at August 31, 2008 and December 31, 2007, and loans receivable at December 31, 2007. Accounts receivable and loans receivable are carried at estimated net realizable values net of provisions for uncollectible amounts. Uncollectible accounts are charged off when determined to be unrecoverable. The loan payable is carried at discounted present value – see Note 9. The carrying values of the remaining financial instruments reflected in these financial statements approximate their fair values due to the short-term maturity of the instruments.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”. Comprehensive income includes net income and all changes in equity during a period that arise from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

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

Product liability

These financial statements do not include a provision for product liability as the Company is not directly liable to consumers for its products under the laws of China.

Environmental remediation

The Company has no obligations for environmental remediation.

DONGYING PHARMACEUTICAL CO, LIMITED
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
August 31, 2008
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

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

New Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS No. 156”), which amends SFAS No. 140,” Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 does not have any impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued SFAS Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The adoption of FIN 48 does not have any impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

DONGYING PHARMACEUTICAL CO, LIMITED
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
August 31, 2008
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 123(R).” This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The adoption of FIN 48 does not have any impact on the Company’s consolidated financial statements.

There were various other accounting standards and interpretations recently issued, none of which is expected to have a material impact on the Company's financial position, operations or cash flows.

3. ACCOUNTS RECEIVABLE

Trade accounts receivable consists of receivable for sales of product on credit. Accounts receivable as at August 31, 2008 are net of allowance for doubtful accounts in the amount of $29,813 (December 31, 2007 - $18,959).

4. INVENTORY

Inventory consists of the following:

	August 31, 2008	December 31, 2007

Raw materials	$199,728	$34,302
Goods in process	67,045	81,778
Finished goods	116,265	171,368

	$383,038	$287,448

Finished goods inventory is net of a provision for impairment in the amount of $15,304 (December 31, 2007 - $29,000) in respect of the Clindamycin Hydrochloride product.

5. OTHER CURRENT ASSETS

The Company has loans receivable from other companies and from employees totaling $96,592 (December 31, 2007 - $83,060) which have a carrying value of $52,702 (December 31, 2007 - $nil) after allowance for doubtful debts. The loans do not bear interest and have no specified terms of repayment.

DONGYING PHARMACEUTICAL CO, LIMITED
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
August 31, 2008
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

The reminder of other current assets consists primarily of deposits paid in advance to suppliers in respect of purchases yet to be received.

6. FIXED ASSETS

Fixed assets consist of the following:

	August 31, 2008	December 31, 2007
Buildings	$1,990,310	$1,862,430
Land license	405,229	379,193
Manufacturing equipment	684,307	546,446
Office furniture and equipment	21,073	13,319
Road and grounds	212,646	198,983
Vehicles	10,005	9,362
	3,323,570	3,009,733
Less: Accumulated depreciation	592,246	408,916

	$2,731,324	$2,600,817

The land license is for the use of the land on which the Company’s buildings are situated, and is for a term expiring June 1, 2054. At the end of the license, the Company expects to have an option to renew the license.

7. INTANGIBLE ASSETS

Intangible assets consist of the cost of purchased rights to manufacture and sell the company’s products. The rights were acquired by the Company from two companies owned 25% and 30% by the Company’s shareholder. The rights have unlimited duration. The amounts related to particular products are as follow:

	August 31,2008	December 31,2007
Clindamycin Hydrochloride	$-	$-
Cisatracurium Besylate	731,500	684,500
Perindopril (manufacturing permit pending)	731,500	684,500

	1,463,000	1,369,000
Less: Accumulated amortization	99,667	55,616

	$1,363,333	$1,313,384

DONGYING PHARMACEUTICAL CO, LIMITED
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
August 31, 2008
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

Amortization for the Eight months ended August 31, 2008 in the amount of $40,233 (2007 - $27,213) is included in Depreciation and Amortization expense.

Intangible assets consisting of rights to manufacture and sell the following products were acquired by the Company in 2004 from two companies owned 25% and 30% by the Company’s shareholder and have been subsequently deemed not realizable through impairment analysis:

Product	Purchase price	Year impaired	Impaired amount (net of accumulated amortization)
Prulifloxacin	$967,004	2006	$836,522
Lansoprazole	966,400	2006	894,520
Azithromycin	326,160	2006	301,900
Ganciclovir	331,898	2006	307,212
Clarithromycin	81,812	2006	75,727
Olmesartan	314,080	2006	290,719
Eplerenone	362,400	2006	335,445
Total 2006 impairment	$3,349,754		$3,042,045
Clindamycin hydrochloride	362,400	2007	376,972
	$3,712,154		$3,419,017

8. LOANS PAYABLE

The Company has a loan from the Nantong Economic and Technology Development Zone Administration. The loan bears no interest. The original principal amount of the loan was ¥20 Million ($2,926,000 at the exchange rate applicable at August 31, 2008) and was due for repayment in full in March 2007. During 2007 the Company repaid ¥3,000,000. In December 2007 the Company was granted an extension of the due date to December 31, 2008. During the eight months ended August 31 ,2008 the Company repaid ¥2,000,000. Since the loan bears no interest, the obligation is carried at its net present value using interest rates equal to the prevailing Bank of China one-year rate at the time the loan was received (5.6% in 2004, applied in respect of the 2006 year) or the date the extension was effective (6.4% in March 2007, applied in respect of the 2007 and 2008 years). Loan interest expense included in the accounts for the eight months ended August 31, 2008 in the amount of $97,347 (2007 - $96,624) is determined as the amortization on the straight-line basis of the discount over the remaining period to maturity of the loan.

On March 31, 2008 the Company received a loan of $100,000 from an unrelated party. The loan has no interest or fixed repayment terms. It is the Company’s intention to repay the loan by the end of 2008. Since the loan bears no interest, the obligation is carried at its net present value using interest rates equal to the prevailing Bank of China one-year rate at the time the loan was received (7.3%). Loan interest expense included in the accounts for the eight months ended August 31, 2008 in the amount of $3,243 is determined as the amortization on the straight-line basis of the discount over the remaining period to maturity of the loan. Gain from discount of no-interest loan represents the difference between the principal balance of the loan and the present value of the loan on the date of the loan.

DONGYING PHARMACEUTICAL CO, LIMITED
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
August 31, 2008
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

9. CUSTOMER DEPOSITS

Customer deposits consist of deposits received in advance from customers in respect of sales yet to be delivered and recognized.

10. SHAREHOLDER LOANS

The loan from the shareholder in the aggregate amount of $1,103,732 (December 31, 2007 - $882,131) does not bear interest and has no stated repayment terms. Imputed interest has been recorded on the shareholder loan at an interest rate of 7.3%. The net interest calculated is included in interest expense and has been recorded as additional paid-in capital since the imputed interest is not payable.

11.  RELATED PARTY TRANSACTIONS

The Company has a right of first refusal to purchase rights to any new products developed by two companies owned 25% and 30% by the Company’s shareholder, at prices to be negotiated at the time. All of the Company’s past and present intangible assets have been purchased from those related companies. The Company has written down intangible assets with carrying values totaling $3,419,017 as they were deemed not realizable through impairment analysis. See Note 7.

12. INCOME TAXES

The Company is subject to Chinese income taxes. The Company had no income tax expense during the reported periods due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2008	2007
Income (loss) for the eight months ended August 31	$211,211	$(281,148)
Average statutory tax rate in China	33%	33%

Expected income tax provision	$69,700	$(92,779)
Tax basis of deferred expenses in excess of book cost	(19,745)	52,482
Non-deductible interest expense	49,581	32,164
Unrecognized tax losses	(99,536)	8,133

Income tax expense	$—	$—

DONGYING PHARMACEUTICAL CO, LIMITED
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
August 31, 2008
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

Significant components of deferred income tax assets are as follows:

	August 31, 2008	December 31, 2007
Operating losses carried forward	$761,970	$861,506
Excess of tax basis over book cost of deferred expenses in China	760,550	780,295
Valuation allowance	(1,552,520)	(1,641,801)

Net deferred income tax assets	$-	$-

The Company has tax losses carried forward for Chinese tax purposes of approximately $2,300,000 which will expire in 2012 if not utilized.

13. COMMON STOCK

Upon incorporation on January 29, 2008 the Company issued 1 share of common stock for $1.

14. OTHER INCOME

Other income includes $1,083 (2007 - $1,802) in interest income on short-term bank deposits.

15. SUBSEQUENT EVENTS

On August 18, 2008 the Company amended its authorized share capital to subdivide from a maximum of 50,000 shares of a single class each with a par value of US$1.00 to a maximum of 20,000,000 shares of a single class each with a par value of US$0.0025. As a result, the issued share capital was subdivided from one (1) share to 400 shares. On the same day, the sole shareholder of the company sold 298 of his 400 shares to other parties.

DONGYING PHARMACEUTICAL CO, LIMITED
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
August 31, 2008
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

On August 19, 2008, the Company and all of its shareholders entered into a share exchange agreement (the “Share Exchange Agreement”) with Sinobiopharma, Inc. (“Sinobiopharma”), a company organized under the laws of the State of Nevada, whereby the Sinobiopharma agreed to acquire 100% of the issued and outstanding shares in the capital of the Company through the issuance of 40,000,000 shares of common stock of Sinobiopharma in aggregate to the shareholders of the Company on a pro rata basis in accordance with each shareholders’ percentage of ownership in the Company. As a result of the Share Exchange Agreement the previous shareholders of the Company will acquire control of Sinobiopharma and the transaction will be accounted for as a reverse merger. The Share Exchange Agreement closed on September 22, 2008 and as a result, the Company became a wholly-owned subsidiary of Sinobiopharma.

SINOBIOPHARMA, INC.
Proforma Consolidated Financial Information
August 31, 2008
(Expressed in US Dollars)
Unaudited – Prepared by Management

INTRODUCTION TO PRO-FORMA CONSOLIDATED FINANCIAL INFORMATION

The following pro-forma consolidated balance sheet, pro-forma consolidated statements of operations and explanatory notes give effect to the acquisition of Dongying Pharmaceutical Co, Limited (“Dongying”) and by Sinobiopharma, Inc. (“Sinobiopharma”).

The pro-forma consolidated balance sheet, pro-forma consolidated statement of operations and explanatory notes are based on the estimates and assumptions set forth in the explanatory notes. The pro-forma consolidated balance sheet and the pro-forma consolidated statement of operations have been prepared utilizing the historical financial statements of Dongying and Sinobiopharma and should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this filing.

The transaction giving rise to the consolidated entity is a purchase (the “Acquisition”) by Sinobiopharma of all the shares of Dongying in consideration for 40,000,000 post-split common shares of Sinobiopharma on September 22, 2008.

The pro-forma consolidated statement of operations has been prepared as if the Acquisition had been consummated on June 1, 2008 and accounted for as a reverse takeover and carried through to August 31, 2008. The pro-forma consolidated balance sheet has been prepared as if the Acquisition was consummated on August 31, 2008.

This pro-forma consolidated financial data is provided for comparative purposes only, and does not purport to be indicative of the actual financial position or results of operations had the Acquisition occurred at the beginning of the fiscal period presented, nor are they necessarily indicative of the results of future operations. The pro-forma consolidated financial information is presented for illustrative purposes only.

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
Pro forma Consolidated Balance Sheets
August 31, 2008
(Expressed in US Dollars)
UNAUDITED - Prepared by Management

			Pro forma
	Sinobiopharma	Dongying	adjustments	Pro forma

ASSETS

CURRENT ASSETS
Cash	$21,978	$160,914	$-	$182,892
Accounts receivable	-	175,438	10	175,448
Inventory	-	383,038	-	383,038
Other current assets	-	109,839	-	109,839
Total current assets	21,978	829,229	10	851,217

Fixed assets	-	2,731,324	-	2,731,324
Intangible assets	-	1,363,333	-	1,363,333

Total assets	$21,978	$4,923,886	$10	$4,945,874

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Loan payable	$-	$2,244,740	$-	$2,244,740
Accounts payable	1,779	667,820	-	669,599
Accrued liabilities	33,500	353,412	300,000	686,912
Customer deposits	-	289,236	-	289,236
Shareholder loans	8,698	1,103,732	-	1,112,430
Total current liabilities	43,977	4,658,940	300,000	5,002,917

STOCKHOLDER'S EQUITY (DEFICIT)
Common stock
Authorized 2,500,000,000 shares at par value of $ 0.0001 each Issued and outstanding 79,900,000 shares	10,000	1	(2,011)	7,990
Additional paid-in capital	65,030	5,269,207	(93,185)	5,241,052
Subscription received	20,000	-	-	20,000
Accumulated (deficit)	(117,397)	(5,223,578)	(204,794)	(5,545,769)
Accumulated other comprehensive income	368	219,316	-	219,684
Total stockholder's equity (deficit)	(21,999)	264,946	(299,990)	(57,043)

Total liabilities and stockholder's equity (deficit)	$21,978	$4,923,886	$10	$4,945,874

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
Pro forma Consolidated Statements of Operations
For the Three Months Ended August 31, 2008
(Expressed in US Dollars)
UNAUDITED - Prepared by Management

	Sinobiopharma		Dongying	Adjustments		Pro forma

REVENUE
Sales		$-	$931,203		$-		$931,203
Cost of goods sold		-	318,775		-		318,775
Gross profit		-	612,428		-		612,428
Other income		-	764		10		774
		-	613,192		10		613,202

EXPENSES
Advertising and promotion		-	3,821		-		3,821
Depreciation and amortization		-	23,574		-		23,574
General and administration		22,201	143,101		90,000		255,302
Interest		-	59,046		-		59,046
Research and development		-	97,404		-		97,404
Salaries and benefits		-	41,991		-		41,991
Travel		-	74,191		-		74,191
Total expenses		22,201	443,128		90,000		555,329

Net (loss) for the period		(22,201)	170,064		(89,990)		57,873

Other comprehensive income (loss)
Foreign currency translation		(47)	8,089		-		8,042

Comprehensive (loss)		$(22,248)	$178,153		$(89,990)		$65,915

Net loss per common share - basic and fully diluted:
Net (loss) for the period	$	nil	$425	$	nil	$	nil

Weighted average number of common stock outstanding		100,000,500	400		(20,100,900)		79,900,000

SINOBIOPHARMA, INC.
Proforma Consolidated Financial Information
August 31, 2008
(Expressed in US Dollars)
Unaudited – Prepared by Management

EXPLANATORY NOTES

Pro-forma adjustments

1. The addition of $10 to cash and recognition of $10 gain on sale of the shares of the Nova Scotia subsidiary of Sinobiopharma, Buzz Media Ltd., to the previous majority shareholder of Sinobiopharma for $10.
2. The net effect of the recognition of the cost of Sinobiopharma’s investment in Dongying and the elimination of share capital of the subsidiaries upon consolidation with Sinobiopharma results in an increase in common stock and a decrease in additional paid-in capital both in the amount of $3,999.
3. The elimination of the deficit of Sinobiopharma consistent with accounting treatment generally accepted for reverse takeover transactions results in a decrease in deficit and increase in additional paid-in capital both in the amount of $95,196.
4. The cancellation of 60,100,500 shares of Sinobiopharma as part of the series of transactions making up the Acquisition results in an increase in common stock and an increase in additional paid in capital, both in the amount of $6,010.
5. The proforma consolidated balance sheet includes an accrual for estimated non-recurring professional fees of $300,000 attributable to the Acquisition transaction.
6. The pro forma consolidated statement of operations includes an estimate of $90,000 in additional professional fees expense for accounting, auditing, legal and filing fees due to the operating entity becoming a public company.

Assumptions

The number of shares used in the pro-forma net loss per share is based on the weighted average number of shares of Sinobiopharma that would have been outstanding in the year had the Acquisition and all the preceding transactions occurred on June 1, 2008.

(b) Exhibit List

31.1 Certificate pursuant to Rule 13a-14(a)

31.2 Certificate pursuant to Rule 13a-14(a)

32.1 Certificate pursuant to 18 U.S.C. §1350

32.2 Certificate pursuant to 18 U.S.C. §1350

99.1 Consulting Agreement between Sinobiopharma, Inc. and Michael Tan, dated September 25, 2008

99.2 2008 Stock Option and Incentive Plan

99.3 Sample Stock Option Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of October, 2008

SINOBIOPHARMA, INC. (Registrant)
By:	/s/ Lequn Lee Huang
Lequn Lee Huang
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Lequn Lee Huang	President, CEO, CFO, Treasurer and	October 15, 2008
Lequn Lee Huang	Director

/s/ Jianguo Wang	Secretary and	October 15, 2008
Jianguo Wang	Director