Form 10-Q
period 2008-11-30
Sinobiopharma, Inc.
filed 2009-01-14
CIK 1403612

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2008

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

N/A
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

Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of January 1, 2009
Common Stock, $0.0001 par value	79,900,000
ii

iii

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

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements
SINOBIOPHARMA, INC.
AND SUBSIDIARIES

SINOBIOPHARMA, INC.
Consolidated Balance Sheet
(Expressed in US Dollars)
Unaudited- Prepared by Management

Note I - Basis of Presentation - going concern	November 30 2008	May 31 2008 pro forma
ASSETS

CURRENT ASSETS
Cash	$147,138	$267,327
Accounts receivable (Note 3)	233,211	80,609
Loans to related parties		5,760
Inventory (Note 4)	418,775	420,958
Other current assets (Note 5)	375,385	117,672
Total current assets	1,174,509	892,326

Fixed assets (Note 6)	2,749,860	2,742,108
Intangible assets (Note 7)	1,350,089	1,356,750

Total assets	$5,274,458	$4,991,184

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loans payable (Note 8)	$2,288,261	$2,458,910
Accounts payable	771,697	598,950
Customer deposits (Note 9)	291,561	442,272
Shareholder loans (Note 10)	1,270,740	1,086,380
Other current liabilities	460,341	355,821
Total current liabilities	5,082,600	4,942,333

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 4, 5, 7, 8,12 and 14)

STOCKHOLDERS' EQUITY
Common stock (Note 13)
Authorized 2,500,000,000 shares at par value of $US 0.0001 each issued and outstanding 79,900,000 shares	7,990	7,990
Additional paid-in capital	6,235,404	5,222,862
Subscriptions received	20,000
Deficit	(6,291,018)	(5,393,642)
Accumulated other comprehensive income	219,482	211,641
Total stockholders' equity	191,858	48,851

Total liabilities and stockholder’s equity	$5,274,458	$4,991,184

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOPHARMA, INC.
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three Months Ended November 30			Six Months Ended November 30
	2008	2007 (pro forma)		2008	2007 (pro forma)
REVENUE
Sales	$971,173		$291,874	$1,902,376		$583,748
Cost of goods sold	360,421		233,870	679,196		467,739
Gross profit	610,752		58,004	1,223,180		116,009

EXPENSES
Advertising	2,871		1,250	6,692		1,731
Depreciation and amortization	28,317		31,745	51,891		63,473
General and administration	133,196		72,724	280,664		148,861
Interest and bank charges	56,339		36,027	114,686		72,053
Professional fees	272,275		17,536	290,109		30,036
Research and development	33,015		6,229	130,419		12,459
Salaries and benefits	66,318		9,176	108,309		18,355
Stock-based compensation	972,375		-	972,375		-
Travel	86,452		9,932	160,643		19,865
Total expenses	1,651,158		184,619	2,115,788		366,833

Net (loss) for the period from operations	(1,040,406)		(126,615)	(892,608)		(250,824)

OTHER INCOME AND EXPENSES
Gain on debt renegotiation	-		184,761	-		184,761
(Loss) from discount of no-interest loan	(4,833)		-	(4,768)		-

Net income (loss) for the period	(1,045,239)		58,147	(897,376)		(66,063)

Other comprehensive income (loss)
Foreign currency translation	$15,931		$12,785	$7,841		$25,615

Comprehensive income (loss)	(1,029,308)		70,932	(889,535)		(40,448)

Net (loss) per common share - basic and fully diluted:
Net (loss) for the period	$(0.01)	$	nil	$(0.01)	$	nil

Weighted average number of common stock outstanding	79,900,000		79,900,000	79,900,000		79,900,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOPHARMA, INC.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three Months Ended November 30		Six Months ended November 30
	2008	2007 (pro forma)	2008	2007 (pro forma)

Cash and cash equivalent from (used in) operating activities:
Net income (loss)	$(1,045,239)	$58,147	$(897,376)	$(66,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	63,758	50,705	123,931	101,395
Amortization of intangible assets	15,162	10,205	30,645	20,410
Loss on disposition of fixed assets	0	5,217	426	5,491
Imputed interest expense on shareholders' loans	20,476	316	40,167	632
Amortization of discount in interest expense	33,086	36,234	72,471	72,468
Gain on debt renegotiation	-	(184,761)	-	(184,761)
Stock-based compensation	972,375	-	972,375	-
Loss from discount of no-interest loan	4,833	-	4,768	-
Net change in operating assets and liabilities:
Accounts receivable	(57,774)	(5,624)	(152,602)	(11,247)
Inventory	(35,737)	(13,951)	2,183	(27,902)
Other current assets	(265,546)	38,433	(257,713)	76,865
Accounts payable	102,098	61,596	172,747	120,309
Unearned revenue	2,325	53,570	(150,711)	107,139
Other current liabilities	73,429	45,084	104,520	99,869

Net cash and cash equivalent from (used in) operating activities	(116,754)	155,171	65,831	314,606

Cash and cash equivalent from (used in) investing activities:
Purchases of fixed assets	(78,495)	(137,762)	(84,615)	(275,032)
Purchase of intangible assets	-	(171,125)	-	(342,250)

Net cash and cash equivalent from (used in) investing activities	(78,495)	(308,887)	(84,615)	(617,282)

Cash and cash equivalent from financing activities:
Repayment of loans by unrelated parties	-	14,864	-	29,728
Share subscriptions received	-	-	20,000	-
Repayments of loans by related parties	(5,712)	667		1,333
Repayments of short-term loans	(2,400)	(197,250)	(288,000)	(197,250)
Loans received from shareholders	153,996	441,065	162,694	441,065

Net cash and cash equivalent from (used in) financing activities	145,884	259,346	(105,306)	274,876

Effect of other comprehensive income (loss) on cash	13,611	(15,604)	3,901	(2,773)

Increase (decrease) in cash and cash equivalent	(35,754)	90,026	(120,189)	(30,574)

Cash and cash equivalent, beginning of period	182,892	106,468	267,327	227,067

Cash and cash equivalent, end of period	$147,138	$196,494	$147,138	$196,494

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOPHARMA, INC.
Consolidated Statement of Stockholders' Equity
(Expressed in US Dollars)
Unaudited-Prepared by Management

	Common Stock	Amount	Additional paid-in capital	Subscriptions received	Deficit	Accumulated Other Comprehensive Income	Stockholders' Equity

Balance May 31, 2008 as previously reported	$100,000,500	$10,000	$65,000	$-	$(95,196)	$415	$(19,781)

Capital changes to give effect to reverse take-over	40,000,000	4,000	5,151,852	-	(5,298,446)	211,226	68,632
Cancellation of shares	(60,100,500)	(6,010)	6,010	-	-	-	-

Balance May 31, 2008, pro forma	$79,900,000	$7,990	$5,222,862	$-	$(5,393,642)	$211,641	$48,851

Stock-based compensation	-	-	972,375	-	-	0	972,375
Subscriptions received pursuant to private placement	-	-	-	20,000	-	-	20,000
Imputed interest on shareholders' loans	-	-	40,167	-	-	-	40,167
Net income (loss) for the period	-	-	-	-	(897,376)	7,841	(889,535)

Balance November 30, 2008	$79,900,000	$7,990	$6,235,404	$20,000	$(6,291,018)	$219,482	$191,858

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
November 30, 2008
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

1. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements of Sinobiopharma, Inc. (the “Company”) have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since commencement of operations amounting to $6,291,018 and has negative working capital as of November 30, 2008, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieve a consistently profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
November 30, 2008
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

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

Effective July 29, 2008, the Company effected a fifty (50) for one (1) forward stock split of its authorized, issued and outstanding common stock. As a result, the Company’s authorized capital increased from 50,000,000 shares of common stock with a par value of $0.0001 to 2,500,000,000 shares of common stock with a par value of $0.0001. The Company’s issued and outstanding share capital increased as a result of the split from 2,000,010 shares of common stock to 100,000,500 shares of common stock. Share capital figures are presented in these financial statements giving retroactive effect to the stock split and accordingly all share capital figures are presented on a post-split basis as if the split had been effected upon inception.

On August 19, 2008, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Dongying Pharmaceutical Co, Limited (“Dongying BVI”), a company organized under the laws of the Territory of the British Virgin Islands, and all the shareholders of Dongying BVI, whereby the Company agreed to acquire 100% of the issued and outstanding shares in the capital of Dongying BVI through the issuance of 40,000,000 shares of common stock of the Company in aggregate to the shareholders of Dongying BVI on a pro rata basis in accordance with each Dongying BVI shareholders’ percentage of ownership in Dongying BVI. The Share Exchange Agreement closed on September 22, 2008.

Concurrently with the closing of the Share Exchange Agreement, by a letter agreement entered into on September 8, 2008 between Dongying BVI and the Company’s majority shareholder, that shareholder agreed to cancel 60,100,500 shares of the 62,500,500 shares of common stock of the Company registered in his name within ten (10) days of the closing of the Share Exchange Agreement.  The 60,100,500 shares were cancelled on September 26, 2008.

Dongying BVI was incorporated under the laws of the British Virgin Islands on January 29, 2008. On May 13, 2008 Dongying BVI acquired a 100% interest in Big Global Limited (“Big Global”) from the sole shareholder of Dongying BVI for consideration of $1.00. The purpose of the transaction was the change of domicile to the British Virgin Islands. Accordingly, these financial statements include balance sheets for two years presented as if the transaction had occurred on January 1, 2007.

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
November 30, 2008
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

Big Global was incorporated under the laws of Hong Kong on November 26, 2007. On December 10, 2007 Big Global acquired a 100% interest in Dong Ying (Jiangsu) Pharmaceuticals Co., Ltd. (“Dong Ying China”) from the sole shareholder of Big Global for consideration of $1.00. The purpose of the transaction was the change of domicile to Hong Kong. The acquisition was approved by the Chinese government in May 2008.

During 2007 the shareholder of Dong Ying China commenced a plan to sell some of his interest in Dong Ying China. Funds were received by Dong Ying China on behalf of the shareholder from potential purchasers, then refunded when a new plan was commenced aimed at getting shares listed for trading in the US over-the-counter market. See also Note 15.

Dong Ying China was incorporated under the laws of the People’s Republic of China in 2003. Dong Ying China’s business is the development, manufacture and sale of pharmaceutical products in China. There are two product lines currently manufactured and sold as at November 30, 2008 and several other potential products in various stages of research and development. The product lines currently sold are Cisatracurium Besylate, a skeletal muscle relaxant, Clindamycin Hydrochloride, an antibiotic for penicillin-allergic patients. In May 2008 the Company discontinued production and sale of its Perphenazine product, an anti-psychotic drug, due to the cost of manufacturing this product exceeding the market price. Perphenazine accounted for 11% of sales revenue in the five months ended May 31, 2008 (18% in 2007). Dong Ying China’s offices and manufacturing facility are in owned premises located on land used under license in Nantong, China and its research and development is carried out in Nanjing, China.

On August 20, 2008, the Company entered a share purchase agreement (the “Share Purchase Agreement”) with the Company’s former majority shareholder, effective concurrently with the closing of the Share Exchange Agreement.  Pursuant to the Share Purchase Agreement, the former majority shareholder acquired all of the capital of Buzz Media, Ltd. (“Buzz Nova Scotia”), the wholly-owned subsidiary of the Company incorporated in the Province of Nova Scotia, Canada, in exchange for the payment of $10.00.

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its subsidiaries, Dongying BVI, Big Global and Dong Ying China. All significant inter-company balances and transactions are eliminated. The net effect of the series of transactions comprising the Share Exchange Agreement, closed on September 22, 2008, and the cancellation of shares on September 26, 2008 is to transfer controlling interest in the company to the former shareholders of Dongying BVI. Accordingly the transactions have been treated as a reverse take-over, and all assets and liabilities of the consolidated entity after the transaction are carried at their same book values as before the transaction.

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
November 30, 2008
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at November 30, 2008 and May 31, 2008, the Company did not have any cash equivalents.

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

At November 30, 2008 the Company had only one product that has patent protection, the Cisatracurium Besylate product, for which a patent has been applied but not yet granted.

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

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
November 30, 2008
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

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

Foreign Currency

The parent company is located in the United States.  It maintains a lawyer’s trust account with a lawyer in Canada. The functional currency is the U.S. Dollar. Transactions in foreign currencies, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities denominated in foreign currencies are presented in the balance sheet at the rate in effect at the balance sheet date.

Dongying BVI is located in the British Virgin Islands.  It maintains no bank balances. The functional currency is the U.S. Dollar. Transactions in foreign currencies, if any, are remeasured into the functional currency at the rate in effect at the time of the transaction. Remeasurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations. Monetary assets and liabilities denominated in foreign currencies are presented in the balance sheet at the rate in effect at the balance sheet date.

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

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
November 30, 2008
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

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

Loss Per Share

Basic earnings (loss) per share of common stock are computed by dividing the net earnings (loss) by the weighted average number of (post-split) common shares outstanding during the period. Diluted earnings (loss) per share are equal to the basic earnings (loss) per share for the three and six month periods ended November 30, 2008 and 2007 because the common stock equivalents outstanding are anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, loans payable and accounts payable at November 30, 2008 and May 31, 2008, and loans receivable at May 31, 2008. Accounts receivable and loans receivable are carried at estimated net realizable values net of provisions for uncollectible amounts. Uncollectible accounts are charged off when determined to be unrecoverable. The loan payable is carried at discounted present value – see Note 9. The carrying values of the remaining financial instruments reflected in these financial statements approximate their fair values due to the short-term maturity of the instruments.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”. Comprehensive income includes net income and all changes in equity during a period that arise from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
November 30, 2008
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

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

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
November 30, 2008
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

3. ACCOUNTS RECEIVABLE

Trade accounts receivable consists of receivable for sales of product on credit. Accounts receivable as at November 30, 2008 are net of allowance for doubtful accounts in the amount of $32,425 (May 31, 2008 - $22,848).

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
November 30, 2008
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

4. INVENTORY

Inventory consists of the following:

	November 30, 2008	May 31, 2008

Raw materials	$215,109	$200,041
Goods in process	34,647	74,689
Finished goods	169,019	146,228

	$418,775	$420,958

Finished goods inventory is net of a provision for impairment in the amount of $4,769 (May 31, 2008 - $22,423) in respect of the Clindamycin Hydrochloride product.

5. OTHER CURRENT ASSETS

The Company has loans receivable from other companies and from employees totaling $105,514 (May 31, 2008 - $60,498) which have a carrying value of $52,740 (May 31, 2008 -$9,072) after allowance for doubtful debts. The loans do not bear interest and have no specified terms of repayment.

The reminder of other current assets consists primarily of deposits paid in advance to suppliers in respect of purchases yet to be received.

6. FIXED ASSETS

Fixed assets consist of the following:

	November 30, 2008	May 31, 2008
Buildings	$1,993,031	$1,959,020
Land license	405,783	398,859
Manufacturing equipment	715,275	672,425
Office furniture and equipment	69,417	17,856
Road and grounds	212,937	209,303
Vehicles	10,018	9,847
	3,406,461	3,267,310
Less: Accumulated depreciation	656,601	525,202

	$2,749,860	$2,742,108

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
November 30, 2008
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

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

7. INTANGIBLE ASSETS

Intangible assets consist of the cost of purchased rights to manufacture and sell the company’s products. The rights were acquired by the Company from two companies owned 25% and 30% by the Company’s shareholder. The rights have unlimited duration. The amounts related to particular products are as follow:

	November 30, 2008	May 31, 2008
Clindamycin Hydrochloride	$-	$-
Cisatracurium Besylate	732,500	720,000
Perindopril (manufacturing permit pending)	732,500	720,000

	1,465,000	1,440,000
Less: Accumulated amortization	114,911	83,250

	$1,350,089	$1,356,750

Amortization for the six months ended November 30, 2008 in the amount of $30,645 (2007 - $20,410) is included in Depreciation and Amortization expense.

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

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
November 30, 2008
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

8. LOANS PAYABLE

The Company has a loan from the Nantong Economic and Technology Development Zone Administration. The loan bears no interest. The original principal amount of the loan was ¥20 Million ($2,930,000 at the exchange rate applicable at November 30, 2008) and was due for repayment in full in March 2007. During 2007 the Company repaid ¥3,000,000.  In December 2007 the Company was granted an extension of the due date to December 31, 2008. During 2008, the Company repaid ¥2,000,000. Since the loan bears no interest, the obligation is carried at its net present value using interest rates equal to the prevailing Bank of China one-year rate at the time the loan was received (5.6% in 2004, applied in respect of the 2006 year) or the date the extension was effective (6.4% in March 2007, applied in respect of the 2007 and 2008 years). Loan interest expense included in the accounts for the six months ended November 30, 2008 in the amount of $69,056 (2007 - $72,468) is determined as the amortization on the straight-line basis of the discount over the remaining period to maturity of the loan. Loss from discount of no-interest loan represents the difference between the remaining unamortized balance of the loan discount and the recalculation of the loan discount as of the date of the loan repayment in the period.

The Company did not repay the remainder of the loan by the extended due date of December 31, 2008.

On March 31, 2008 the Company received a loan of $100,000 from an unrelated party. The loan has no interest or fixed repayment terms. Since the loan bears no interest, the obligation is carried at its net present value using interest rates equal to the prevailing Bank of China one-year rate at the time the loan was received (7.3%). Loan interest expense included in the accounts for the six months ended November 30, 2008 in the amount of $3,415 is determined as the amortization on the straight-line basis of the discount over the remaining period to maturity of the loan.

9. CUSTOMER DEPOSITS

Customer deposits consist of deposits received in advance from customers in respect of sales yet to be delivered and recognized.

10. SHAREHOLDER LOANS

The loan from a shareholder in the aggregate amount of $1,270,740 (May 31, 2008 - $1,086,380) does not bear interest and has no stated repayment terms. Imputed interest has been recorded on the shareholder loan at an interest rate of 7.3%. The net interest calculated is included in interest expense and has been recorded as additional paid-in capital since the imputed interest is not payable.

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
November 30, 2008
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

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

12. INCOME TAXES

The Company is subject to Chinese income taxes.  The Company had no income tax expense during the reported periods due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2008	2007
Income (loss) for the six months ended November 30	$(897,376)	$(66,063)
Average statutory tax rate in China	33%	33%

Expected income tax provision	$(296,134)	$(21,801)
Tax basis of deferred expenses in excess of book cost	(23,728)	(623,500)
Non-deductible interest expense	38,744	23,914
Non-taxable gain on debt renegotiation	--	(61,000)
Non-deductible stock-based compensation	320,884	--
Unrecognized tax losses	(39,766)	682,387

Income tax expense	$--	$--

Significant components of deferred income tax assets are as follows:

Operating losses carried forward	$722,000
Excess of tax basis over book cost of deferred expenses in China	785,000
Valuation allowance	(1,507,000)

Net deferred income tax assets	$-

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
November 30, 2008
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

The Company has tax losses carried forward for Chinese tax purposes of approximately $2,190,000 which will expire in 2013 if not utilized.

13. COMMON STOCK

On September 22, 2008 the Company issued 40,000,000 shares of common stock as consideration for .the shares of Dongying BVI pursuant to the Share Exchange Agreement as more fully described in Note 2.

On September 26, 2008 the Company cancelled 60,100,500 shares of common stock surrendered for cancellation by a shareholder as more fully described in Note 2.

14. STOCK-BASED COMPENSATION

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

On October 22, 2008, the Company granted to a scientific consultant an advisory board member of the Company 225,000 stock options having an exercise price of $1.80 per share and an expiry date of five years from the date of grant.  These stock options have vesting provisions of 10% on the date of grant and 10% on the last day of each month thereafter beginning on October 31, 2008.

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
November 30, 2008
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

A summary of the Company’s stock option activities is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value
Options Outstanding, June 1, 2008
Options granted:	2,525,000	1.80	1.28	$100,000
Options Outstanding, November 30, 2008	2,525,000	1.80	1.28	$100,000

Compensation cost related to options to vest in the future will be recognized as the related options vest.  Outstanding options vest as follows:

Vested at November 30,	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Compensation Expense to be Recognized	Aggregate Intrinsic Value
2008 and earlier	1.80	757,500	1.80		$30,000
Remainder of 2009	1.80	1,515,000	1.80	$1,944,750	60,000
2010	1.80	252,500	1.80	324,125	10,000
		2,525,000			$100,000

Non-vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant-date fair value
Non-vested options outstanding, June 1, 2008	-	$-	-
Non-vested options outstanding, November 30, 2008	1,767,500	$2,268,875	$1.28
Options vested in six months ended November 30, 2008	757,500	$972,375	$1.28

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
November 30, 2008
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

If not previously exercised or canceled, options outstanding at November 30, 2008 will expire as follows:

	Range of Exercise Prices		Number	Weighted average
Expiry Date	High	Low	of Shares	exercise price
Year Ending May 31,
2014	1.80	1.80	2,525,000	1.80

The fair values of the options granted September 29, October 2 and October 22, 2008 were estimated at values of $1.25 per share, $1.42 per share and $1.25, respectively, using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

Volatility:	88.3%
Risk-free interest rate:	2.30%
Dividend yield:	--
Expected lives (years):	5

Option-pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility.  Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management’s opinion, existing models do not necessarily provide reliable measure of the fair value of the Company’s stock options.

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

Currently the product line of Dong Ying China includes Cisatracurium Besylate – a skeletal muscle relaxant, Clindamycin Hydrochloride – an antibiotic for penicillin-allergic patients, and Perphenazine – an anti-psychotic drug.  However, Dong Ying China has recently discontinued producing and selling Perphenazine as it is no longer considered a profitable product.

Results of Operations

The Company realized a net loss of $897,376 for the six months ended November 30, 2008, as compared to $66,063 for the six months ended November 30, 2007.

Sales revenues and cost of sales

Sales revenue increased to $1,902,376 for the six months ended November 30, 2008 from $583,748 in the corresponding period in 2007. Gross profit increased to $1,223,180 (64% of sales revenue) from $116,009 (20% of revenue).  The increase in sales volume and the improvement in gross profit percentage are both due to growth in sales of Cisatracurium Besylate, which was introduced in late 2006. Sales of this product increased to $1,756,798 in the six months ended November 30, 2008 from $505,331 in the six months ended November 30, 2007, representing 92% of sales revenue and 73% of sales revenue in 2008 and 2007 respectively. At the same time, as volume has increased, cost of manufacturing and selling Cisatracurium Besylate has decreased from 66% of its price in 2007 to 32% of its price in 2008.

Sales of Perphanazine have decreased from 15% of total sales in 2007 to 0% in 2008 as this product was discontinued in May. Sales of Clindamycin Hydrochloride have increased from approximately $68,000 in 2007 to approximately $150,000 in 2008. Clindamycin Hydrochloride was sold at a loss for most of 2007, and is being sold for approximately break-even in 2008, so does not significantly contribute to gross profit.

Operating Expenses

The Company incurred $2,115,788 in operating expenses for the six months ended November 30, 2008, as compared to $366,833 for the six months ended November 30, 2007.  The most significant category of expenses was stock-based compensation of $972,375 in the six months ended November 30, 2008 compared to $nil in the same period in 2007, as the Company granted stock options to various directors, management, employees and consultants upon completing the reverse acquisition and effectively taking the Dongying companies public. Thirty per cent (30%) of these options have vested as at November 30, 2008 and accordingly 30% of their fair value has been recognized in expenses. Another 60% will vest in the remainder of the year ended May 31, 2009 and the final 10% will vest in the first quarter of the year ending May 31, 2010.

The second most significant expense category is professional fees, which have increased to $290,109 form $30,036 in the same period of the previous year. The main reason for the increase is the reverse acquisition, which required a substantial amount of legal, accounting and audit work to bring the Chinese companies up to U.S. financial reporting standards and to advise on and document the legal agreements.

The Company incurred $280,664 in general and administrative expenses in the six months ended November 30, 2008, an increase from $148,861 for the six months ended November 30, 2007. The increase is due to increased manufacturing, marketing and general activity with the push to gain market share for the Cisatracurium Besylate product. Salaries and benefits and travel expenses have increased significantly due to the same activity.

Liquidity and Capital Resources

The Company had $147,138 in cash at November 30, 2008,. The Company had a working capital deficiency of $3,908,091 at November 30, 2008. The Company has insufficient cash available to sustain operations. The operations of Dong Ying China have generated profits for the six months ended November 30, 2008, but not in a sufficient amount to enable Dong Ying China to pay the RMB 15,000,000 debt due for repayment by the end of December 2008. The Company plans to raise capital through sales of shares to provide cash to pay debt of Dong Ying China and fund further drug product development.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).

On a going forward basis from September 22, 2008, the Chinese Renminbi yuan (“RMB”) is the functional currency of Sinobiopharma and its operating subsidiary, Dong Ying (Jiangsu) Pharmaceutical Co., Ltd.; and therefore, the fluctuation of exchange rates of RMB may have positive or negative impacts on the results of operations of the Company.

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

Our management, with the participation of the President, evaluated the effectiveness of our internal control over financial reporting as of November 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of November 30, 2008, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter of the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II  - OTHER INFORMATION

Item 1.  Legal Proceedings
None.

Item 1A.  Risk Factors

Risks Related to the Company

We have a history of operating losses and may never be profitable.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk.  Dong Ying China has incurred substantial losses since its inception, and it expects to continue to incur losses only in the short term future.  Dong Ying China incurred net losses of $559,343 and $3,444,090 in 2007 and 2006.  As of December 31, 2007, the accumulated deficit amounted to $5,434,789.  The losses have resulted principally from write-downs of impaired intangible assets related to product rights acquired, research and development costs, sales costs and general and administrative expenses.  The Company has realized a net loss of $897,376 for the six months ended November 30, 2008.  We cannot assure you that the Company will be able to achieve profitability or sustain any profitability, if reached.

We will need additional capital to expand the production capacity for our existing products, to continue development of our product pipeline and to market existing and future products on a large scale, and we cannot guarantee that we will find adequate sources of capital in the future.

We will need to raise further funds from the capital markets to finance expenditures for equipment, intellectual property asset acquisitions, to expand the production capacity for our existing products, to continue the development and commercialization of our product candidates and for other corporate purposes.  As of November 30, 2008, Dong Ying China had $144,386 in unrestricted cash.  We will need to undertake significant future financings for the following reasons:

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

We generate a significant portion of our revenues from sales of Dong Ying China’s Cisatracurium Besylate. 67% of Dong Ying China’s product sales in 2007, and 92% of Dong Ying China’s product sales recognized to November 30, 2008, were attributable to Cisatracurium Besylate.  Dong Ying China generated revenues of $1,950, $781,400 and $2,436,772 in sales of Cisatracurium Besylate in 2006, 2007 and the eleven months ended November 30, 2008, respectively.  We expect that sales of Cisatracurium Besylate will continue to comprise a substantial portion of our revenues in the near future.  A decrease in Cisatracurium Besylate sales would most likely have an adverse affect on our financial results.

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

Our directors and executive officers and their affiliates collectively control approximately 25.9% of our outstanding common shares as of November 30, 2008.  These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  The concentration of ownership of these shareholders may discourage, delay or prevent a change in control of the Company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of the Company and might reduce the price of our common shares.  These actions may be taken even if they are opposed by our other shareholders.  In cases where the interests of our significant shareholders are aligned and they vote together, these shareholders may also have the power to prevent or cause a change in control.  In addition, these shareholders could divert business opportunities from us to themselves or others.

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

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

On October 22, 2008, our Board of Directors unanimously approved and granted 225,000 stock options to a consultant and advisory board member of the Company having an exercise price of $1.80 per share and an expiry date of five years from the date of grant.  These stock options have vesting provisions of 10% on the date of grant and 10% on the last day of each month thereafter beginning on October 31, 2008.

Item 6. Exhibits

(b)	Exhibit List

31.1	Certificate pursuant to Rule 13a-14(a)

31.2	Certificate pursuant to Rule 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. §1350

32.2	Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of January, 2009

SINOBIOPHARMA, INC. (Registrant)
By: /s/ Lequn Lee Huang
Lequn Lee Huang
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lequn Lee Huang	President, CEO, CFO, Treasurer and Director	January 14, 2009
Lequn Lee Huang

/s/ Jianguo Wang	Secretary and Director	January 14, 2009
Jianguo Wang