Form 10-Q
period 2009-02-28
Sinobiopharma, Inc.
filed 2009-04-20
CIK 1403612

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009.

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

Yes ☐  No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of April 15, 2009
Common Stock, $0.0001 par value	79,920,000

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SINOBIOPHARMA, INC.
Consolidated Balance Sheet
(Expressed in US Dollars)
Unaudited- Prepared by Management

Note 1 - Basis of Presentation - going concern	February 28	May 31
	2009	2008
		pro forma
ASSETS

CURRENT ASSETS
Cash	$501,211	$267,327
Accounts receivable (Note 3)	216,147	80,609
Loans to related parties	-	5,760
Inventory (Note 4)	407,966	420,958
Other current assets (Note 5)	311,763	117,672
Total current assets	1,437,087	892,326

Fixed assets (Note 6)	2,738,109	2,742,108
Intangible assets (Note 7)	1,332,248	1,356,750

Total assets	$5,507,444	$4,991,184

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loans payable (Note 8)	$2,649,801	$2,458,910
Accounts payable	392,154	598,950
Customer deposits (Note 9)	235,444	442,272
Shareholder loans (Note 10)	1,268,176	1,086,380
Other current liabilities	501,959	355,821
Total current liabilities	5,047,534	4,942,333

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 4, 5, 7, 8, 12 and 14)

STOCKHOLDERS' EQUITY
Common stock (Note 13)
Authorized 2,500,000,000 shares at par value of $US 0.0001 each
Issued and outstanding 79,900,000 shares	7,990	7,990
Additional paid-in capital	7,224,334	5,222,862
Subscriptions received	20,000	-
Deficit	(7,016,334)	(5,393,642)
Accumulated other comprehensive income	223,920	211,641
Total stockholders' equity	459,910	48,851

Total liabilities and stockholder's equity	$5,507,444	$4,991,184

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOPHARMA, INC.
Consolidated Statements of Operations
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three Months Ended			Nine Months Ended
	February 28, 2009	February 29, 2008 (pro forma)		February 28, 2009	February 29, 2008 (pro forma)

REVENUE
	$813,326		$586,929	$2,715,702		$1,170,677
Cost of goods sold	221,015		267,272	900,211		735,011
Gross profit	592,311		319,657	1,815,491		435,666

EXPENSES
Advertising	8,092		89	14,784		1,820
Depreciation and amortization	22,591		20,359	74,482		83,832
General and administration	176,830		181,564	457,494		330,425
Interest and bank charges	53,399		60,576	168,085		132,629
Professional fees	27,939		-	318,048		30,036
Research and development	27,352		35,313	157,771		47,772
Salaries and benefits	69,017		37,978	177,326		56,333
Stock-based compensation	972,375		-	1,944,750		-
Travel	61,164		40,004	221,807		59,869
Write-down of impaired intangible assets	-		376,972	-		376,972
Write-down of impaired inventory	-		7,000	-		7,000
Total expenses	1,418,759		759,855	3,534,547		1,126,688

Net (loss) for the period from operations	(826,448)		(440,198)	(1,719,056)		(691,022)

OTHER INCOME AND EXPENSES
Gain on debt renegotiation	-		61,589	-		246,350
Income (loss) from discount of no-interest loan	101,132		-	96,364		-

Net income (loss) for the period	(725,316)		(378,609)	(1,622,692)		(444,672)

Other comprehensive income (loss)
Foreign currency translation	$4,438		$(3,568)	$12,279		$22,047

Comprehensive income (loss)	(720,878)		(382,177)	(1,610,413)		(422,625)

Net (loss) per common share - basic and fully diluted:
Net (loss) for the period	$(0.01)	$	nil	$(0.02)	$	nil

Weighted average number of common stock outstanding	79,900,000		79,900,000	79,900,000		79,900,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOPHARMA, INC.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008 (pro forma)	February 28, 2009	February 29, 2008 (pro forma)
Cash and cash equivalent from (used in) operating activities:
Net income (loss)	$(725,316)	$(378,609)	$(1,622,692)	$(444,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	57,199	50,698	181,130	152,093
Amortization of intangible assets	14,964	10,204	45,609	30,614
Loss on disposition of fixed assets	-	5,491	426	10,982
Write-down of intangible assets	-	376,972	-	376,972
Write-down of inventory	-	7,000	-	7,000
Imputed interest expense on shareholders' loans	16,555	317	56,722	949
Amortization of discount in interest expense	32,840	58,604	105,311	131,072
Gain on debt renegotiation	-	(61,589)	-	(246,350)
Stock-based compensation	972,375	-	1,944,750	-
Loss (income) from discount of no-interest loan	(101,132)	-	(96,364)	-
Net change in operating assets and liabilities:
Accounts receivable	17,064	(14,277)	(135,538)	(25,524)
Inventory	10,809	(53,397)	12,992	(81,299)
Other current assets	63,622	(9,833)	(194,091)	67,032
Accounts payable	(379,543)	9,655	(206,796)	129,964
Customer deposits	(56,117)	(61,554)	(206,828)	45,585
Other current liabilities	41,618	158,756	146,138	258,625
Net cash and cash equivalent from (used in) operating activities	(35,062)	98,438	30,769	413,043

Cash and cash equivalent from (used in) investing activities:
Purchases of fixed assets	(53,705)	(40,424)	(138,320)	(315,456)
Purchase of intangible assets	-	(171,125)	-	(513,375)
Net cash and cash equivalent from (used in) investing activities	(53,705)	(211,549)	(138,320)	(828,831)

Cash and cash equivalent from financing activities:
Repayment of loans by unrelated parties	-	29,728	-	59,456
Share subscriptions received	-	-	20,000	-
Repayments of loans by related parties	5,712	1,332	5,712	2,665
Loans received from unrelated parties	731,000	-	731,000	-
Repayments of loans payable	(288,800)	(197,250)	(576,800)	(394,500)
Loans received from shareholders	0	174,611	162,694	615,676
Net cash and cash equivalent from (used in) financing activities	447,912	8,421	342,606	283,297

Effect of other comprehensive income (loss) on cash	(5,072)	(1,318)	(1,171)	(4,091)

Increase (decrease) in cash and cash equivalent	354,073	(106,008)	233,884	(136,582)

Cash and cash equivalent, beginning of period	147,138	196,493	267,327	227,067
Cash and cash equivalent, end of period	$501,211	$90,485	$501,211	$90,485

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOPHARMA, INC.
Consolidated Statement of Stockholders' Equity
(Expressed in US Dollars)
Unaudited- Prepared by Management

	Common Stock	Amount	Additional paid-in capital	Subscriptions received	Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity

Balance May 31, 2008 as previously reported	100,000,500	$10,000	$65,000	$-	$(95,196)	$415	$(19,781)

Capital changes to give effect to reverse take-over	40,000,000	4,000	5,151,852	-	(5,298,446)	211,226	68,632
Cancellation of shares	(60,100,500)	(6,010)	6,010	-	-	-	-

Balance May 31, 2008, pro forma	79,900,000	$7,990	$5,222,862	$-	$(5,393,642)	$211,641	$48,851

Stock-based compensation	-	-	1,944,750	-	-	-	1,944,750
Subscriptions received pursuant to private placement	-	-	-	20,000	-	-	20,000
Imputed interest on shareholders' loans	-	-	56,722	-	-	-	56,722
Net income (loss) for the period	-	-	-	-	(1,622,692)	12,279	(1,610,413)

Balance February 28, 2009	79,900,000	$7,990	$7,224,334	$20,000	$(7,016,334)	$223,920	$459,910

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
February 28, 2009
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

1. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements of Sinobiopharma, Inc. (the “Company”) have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since commencement of operations amounting to $7,016,334 and has negative working capital as of February 28, 2009, which raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieve a consistently profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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
February 28, 2009
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
February 28, 2009
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

Dong Ying China was incorporated under the laws of the People’s Republic of China in 2003. Dong Ying China’s business is the development, manufacture and sale of pharmaceutical products in China. There are two product lines currently manufactured and sold as at February 28, 2009 and several other potential products in various stages of research and development. The product lines currently sold are Cisatracurium Besylate, a skeletal muscle relaxant, and Clindamycin Hydrochloride, an antibiotic for penicillin-allergic patients. In May 2008 the Company discontinued production and sale of its Perphenazine product, an anti-psychotic drug, due to the cost of manufacturing this product exceeding the market price. Perphenazine accounted for 11% of sales revenue in the five months ended May 31, 2008 (18% in 2007). Dong Ying China’s offices and manufacturing facility are in owned premises located on land used under license in Nantong, China and its research and development is carried out in Nanjing, China.

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

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
February 28, 2009
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at February 28, 2009 and May 31, 2008, the Company did not have any cash equivalents.

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

At February 28, 2009 the Company had only one product that has patent protection, the Cisatracurium Besylate product, for which a patent has been applied but not yet granted.

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
February 28, 2009
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
February 28, 2009
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

Loss Per Share

Basic earnings (loss) per share of common stock are computed by dividing the net earnings (loss) by the weighted average number of (post-split) common shares outstanding during the period. Diluted earnings (loss) per share are equal to the basic earnings (loss) per share for the three and six month periods ended February 28, 2009 and 2008 because the common stock equivalents outstanding are anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, loans payable and accounts payable at February 28, 2009 and May 31, 2008, and loans receivable at May 31, 2008. Accounts receivable and loans receivable are carried at estimated net realizable values net of provisions for uncollectible amounts. Uncollectible accounts are charged off when determined to be unrecoverable. The loan payable is carried at discounted present value – see Note 9. The carrying values of the remaining financial instruments reflected in these financial statements approximate their fair values due to the short-term maturity of the instruments.

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
February 28, 2009
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
February 28, 2009
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

3. ACCOUNTS RECEIVABLE

Trade accounts receivable consists of receivable for sales of product on credit. Accounts receivable as at February 28, 2009 are net of allowance for doubtful accounts in the amount of $28,536 (May 31, 2008 - $22,848).

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
February 28, 2009
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

4. INVENTORY

Inventory consists of the following:
	February 28, 2009	May 31, 2008

Raw materials	$162,596	$200,041
Goods in process	63,667	74,689
Finished goods	181,703	146,228

	$407,966	$420,958

5. OTHER CURRENT ASSETS

The Company has loans receivable from other companies and from employees totaling $82,101 (May 31, 2008 - $60,498) which have a carrying value of $10,453 (May 31, 2008 -$9,072) after allowance for doubtful debts. The loans do not bear interest and have no specified terms of repayment.

The reminder of other current assets consists primarily of deposits paid in advance to suppliers in respect of purchases yet to be received.

6. FIXED ASSETS

Fixed assets consist of the following:
	February 28, 2009	May 31, 2008
Buildings	$1,987,488	$1,959,020
Land license	404,953	398,859
Manufacturing equipment	765,093	672,425
Office furniture and equipment	70,981	17,856
Road and grounds	212,501	209,303
Vehicles	9,997	9,847
	3,451,013	3,267,310
Less: Accumulated depreciation	712,904	525,202

	$2,738,109	$2,742,108

The land license is for the use of the land on which the Company’s buildings are situated, and is for a term expiring June 1, 2054. At the end of the license, the Company expects to have an option to renew the license.

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
February 28, 2009
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

7. INTANGIBLE ASSETS

Intangible assets consist of the cost of purchased rights to manufacture and sell the company’s products. The rights were acquired by the Company from two companies owned 25% and 30% by the Company’s shareholder. The rights have unlimited duration. The amounts related to particular products are as follow:

	February 28, 2009	May 31, 2008
Clindamycin Hydrochloride	$-	$-
Cisatracurium Besylate	731,000	720,000
Perindopril (manufacturing permit pending)	731,000	720,000

	1,462,000	1,440,000
Less: Accumulated amortization	129,752	83,250

	$1,332,248	$1,356,750

Amortization for the nine months ended February 28, 2009 in the amount of $45,609 (2007 - $30,614) is included in Depreciation and Amortization expense.

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

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
February 28, 2009
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

8. LOANS PAYABLE

The Company has a loan from the Nantong Economic and Technology Development Zone Administration. The loan bears no interest. The original principal amount of the loan was ¥20 Million ($2,924,000 at the exchange rate applicable at February 28, 2009) and was due for repayment in full in March 2007. During 2007 the Company repaid ¥3,000,000.  In December 2007 the Company was granted an extension of the due date to December 31, 2008. During the year ended December 31, 2008 the Company repaid ¥2,000,000. On February 1, 2009 the Company repaid  another ¥2,000,000 and the Company was granted an extension to December 31, 2009 over the remainder of the loan.  Since the loan bears no interest, the obligation is carried at its net present value using interest rates equal to the prevailing Bank of China one-year rate at the time the loan was received (5.6% in 2004, applied in respect of the 2006 year) or the date the extension was effective (6.4% in March 2007, applied in respect of the 2007 and 2008 years, 5.6% in February, 2009, applied in respect of the 2009 year). Loan interest expense included in the accounts for the nine months ended February 28, 2009 in the amount of $101,268 (2007 - $131,072) is determined as the amortization on the straight-line basis of the discount over the remaining period to maturity of the loan. Loss from discount of no-interest loan represents the difference between the remaining unamortized balance of the loan discount and the recalculation of the loan discount as of the date of the loan repayment in the period.

On March 31, 2008 the Company received a loan of $100,000 from an unrelated party. The loan has no interest or fixed repayment terms. It has been the Company’s intention to repay the loan by the end of 2008. Since the loan bears no interest, the obligation was carried until December 31, 2008 at its net present value using interest rates equal to the prevailing Bank of China one-year rate at the time the loan was received (7.3%). Since December 31, 2008 the obligation is overdue for payment and a new date for repayment has not been negotiated. Accordingly imputed interest is recorded at the Bank of China one-year rate applicable for the current year. Loan interest expense included in the accounts for the nine months ended February 28, 2009 in the amount of $4,043 is determined as the amortization on the straight-line basis of the discount over the remaining period to maturity of the loan, and imputed interest has been charged to interest expense and added to additional paid-in capital.

9. CUSTOMER DEPOSITS

Customer deposits consist of deposits received in advance from customers in respect of sales yet to be delivered and recognized.

10. SHAREHOLDER LOANS

The loans from shareholders in the aggregate amount of $1,268,176 (May 31, 2008 - $1,086,380) do not bear interest and have no stated repayment terms. Imputed interest has been recorded on the shareholder loan at prevailing Bank of China one-year rate, currently 5.6%. The net interest calculated is included in interest expense and has been recorded as additional paid-in capital since the imputed interest is not payable.

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
February 28, 2009
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

11. RELATED PARTY TRANSACTIONS

The Company has a right of first refusal to purchase rights to any new products developed by two companies owned 25% and 30% by the Company’s CEO (also a shareholder), at prices to be negotiated at the time. All of the Company’s past and present intangible assets have been purchased from those related companies. The Company has written down intangible assets with carrying values totaling $3,419,017 as they were deemed not realizable through impairment analysis. See Note 7.

12. INCOME TAXES

The Company is subject to Chinese income taxes.  The Company had no income tax expense during the reported periods due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2009	2008
Income (loss) for the nine months ended February 28	$(1,622,692)	$(444,672)
Average statutory tax rate in China	33%	33%

Expected income tax provision	$(535,488)	$(146,742)
Tax basis of deferred expenses in excess of book cost	(29,112)	138,711
Non-deductible interest expense	53,471	43,567
Non-taxable gain on debt renegotiation and discount	(31,800)	(81,966)
Non-deductible stock-based compensation	641,768	--
Unrecognized tax losses	(98,839)	46,430

Income tax expense	$--	$--

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
February 28, 2009
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

Significant components of deferred income tax assets are as follows:

Operating losses carried forward	$781,000
Excess of tax basis over book cost of deferred expenses in China	790,000
Valuation allowance	(1,571,000)

Net deferred income tax assets	$-

The Company has tax losses carried forward for Chinese tax purposes of approximately $2,394,000 which will expire in 2013 if not utilized.

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

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
February 28, 2009
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

On October 22, 2008, the Company granted to a scientific consultant and advisory board member of the Company 225,000 stock options having an exercise price of $1.80 per share and an expiry date of five years from the date of grant.  These stock options have vesting provisions of 10% on the date of grant and 10% on the last day of each month thereafter beginning on October 31, 2008.

A summary of the Company’s stock option activities is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value
Options Outstanding, June 1, 2008
Options granted:	2,525,000	1.80	1.28	$100,000
Options Outstanding, February 28, 2009	2,525,000	1.80	1.28	$100,000

Compensation cost related to options to vest in the future will be recognized as the related options vest.  Outstanding options vest as follows:

			Weighted	Compensation	Aggregate
Vested at	Range of Exercise Prices	Number	Average Exercise	Expense to be Recognized	Intrinsic Value
February 28,		of Shares	Price
2009 and earlier	1.80	1,515,000	1.80		$60,000
Remainder of 2009	1.80	757,500	1.80	$972,375	30,000
2010	1.80	252,500	1.80	324,125	10,000
		2,525,000			$100,000

Non-vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant-date fair value
Non-vested options outstanding, June 1, 2008	-	$-	-
Non-vested options outstanding, February 28, 2009	1,010,000	$1,296,500	$1.28
Options vested in nine months ended February 28, 2009	1,515,000	$1,944,750	$1.28

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
February 28, 2009
(Expressed in US Dollars)
UNAUDITED – Prepared by Management

If not previously exercised or canceled, options outstanding at February 28, 2009 will expire as follows:

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this quarterly report.  This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” in this quarterly report on Form 10-Q.

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

As a result of the closing of a share exchange agreement on September 22, 2008 (the “Share Exchange Agreement”), between the Company and Dongying Pharmaceutical Co, Limited (“Dongying BVI”), as discussed below, the total issued and outstanding share capital increased to 140,000,500 shares of common stock.  However, on September 24, 2008, 60,100,500 shares of the 62,500,500 shares registered to Mr. Jianguo Wang were cancelled in accordance with the Amended Letter Agreement entered into on September 8, 2008, by Dongying BVI and Mr. Jianguo Wang, resulting in a total issued and outstanding share capital of 79,900,000 shares of common stock.  A copy of the Amended Letter Agreement is attached to the Form 8-K/A-2 filed with the SEC on EDGAR on September 26, 2008.

Overview

As from the inception of the Company and up to May 31, 2008, we were in business of designing, publishing, and distributing the magazine, Buzz.  Buzz was expected to be a student lifestyle magazine, which featured stories, articles, and photographs submitted by current college and university students from across Canada.  We intended to distribute the publication free of charge via direct mail, physical distribution boxes at specified locations, email, and the internet at www.ReadBuzzMagazine.com.

However, we determined to change our business plan from the designing, publishing and distributing the Magazine, Buzz and began focusing around the Chinese biopharmaceutical industry.  On September 22, 2008, the Company completed the reverse acquisition of Dongying BVI, a company organized under the laws of the Territory of the British Virgin Islands, and all the subsidiaries of Dongying BVI in accordance with the Share Exchange Agreement, whereby the Company acquired 100% of the issued and outstanding shares in the capital of Dongying BVI (the “Dongying BVI Capital”), in exchange for the issuance of 40,000,000 (post forward stock split) shares of common stock of the Company in aggregate to the shareholders of Dongying BVI on a pro rata basis.

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

Results of Operations

The Company realized a net loss of $1,622,692 for the nine months ended February 28, 2009, as compared to $444,672 for the nine months ended February 29, 2008.

Sales revenues and cost of sales

Sales revenue increased to $2,715,702 for the nine months ended February 28, 2009, from $1,170,677 in the corresponding period in 2008.  Gross profit increased to $1,815,491 (67% of sales revenue) for the nine months ended February 28, 2009, from $435,666 (37% of revenue) for the nine months ended February 29, 2008.  The increase in sales volume and the improvement in gross profit percentage are both due to growth in sales of Cisatracurium Besylate, which was introduced in late 2006.  Sales of this product increased to $2,511,752 in the nine months ended February 28, 2009, from $765,615 in the nine months ended February 28, 2008, representing 92% of sales revenue and 65% of sales revenue for the nine months ended February 28, 2009, and February 29, 2008, respectively.  At the same time, as volume has increased, cost of manufacturing Cisatracurium Besylate has decreased to 30% of its price for the nine months ended February 28, 2009, from 64% of its price for the nine months ended February 29, 2008.

Our sales of Perphanazine were discontinued in May, 2008.  Sales of Clindamycin Hydrochloride have increased from approximately $126,000 for the nine months ended February 28, 2008, to approximately $204,000 for the nine months ended February 28, 2009.  Clindamycin Hydrochloride was sold at a loss for most of the nine months ended February 29, 2008, and is being sold for approximately break-even for the nine months ended February 28, 2009, so does not significantly contribute to gross profit.

Operating Expenses

The Company incurred $3,534,547 in operating expenses for the nine months ended February 28, 2009, as compared to $1,126,688 for the nine months ended February 29, 2008.  The most significant category of expenses was stock-based compensation of $1,944,750 for the nine months ended February 28, 2009, compared to $nil for the nine months ended February 29, 2008, as the Company granted stock options to various directors, management, employees and consultants upon completing the reverse acquisition and effectively taking the Dongying BVI companies public.  Sixty per cent (60%) of these options have vested as at February 28, 2009, and accordingly 60% of their fair value has been recognized in expenses.  Another 30% will vest in the remainder of the year ended May 31, 2009 and the final 10% will vest in the first quarter of the year ending May 31, 2010.

The Company incurred $457,494 in general and administrative expenses for the nine months ended February 28, 2009, an increase from $330,425 for the nine months ended February 29, 2008.  The increase is due to increased manufacturing, marketing and general activity with the push to gain market share for the Cisatracurium Besylate product.  Salaries and benefits and travel expenses have increased significantly due to the same activity.

The third most significant expense category is professional fees, which have increased to $318,048 for the nine months ended February 28, 2009, from $30,036 for the nine months ended February 29, 2008.  The main reason for the increase is the reverse acquisition, which required a substantial amount of legal, accounting and audit work to bring the Chinese companies up to U.S. financial reporting standards and to advise on and document the legal agreements.

Liquidity and Capital Resources

The Company had $501,211 in cash at February 28, 2009.  The Company had a working capital deficiency of $3,610,447 at February 28, 2009.  The Company has insufficient cash available to sustain operations.  The operations of Dong Ying China have generated profits for the nine months ended February 28, 2009, but not in a sufficient amount to enable Dong Ying China to pay the RMB 13,700,280 debt due for repayment by the end of February, 2009.  The Company plans to raise capital through sales of shares to provide cash to pay debt of Dong Ying China and fund further drug product development.

During the nine months ended February 28, 2009, we received gross proceeds of $20,000 from one investor for the subscription of 20,000 (post forward stock split) shares of our common stock at a price of $1.00 per share.  The 20,000 shares were issued by the Company on April 3, 2009.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a smaller reporting company” (as defined by §229.10(f)(1)), is not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the President, evaluated the effectiveness of our internal control over financial reporting as of February 28, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control -- Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of February 28, 2009, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Risks Related to the Company

We have a history of operating losses and may never be profitable.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk.  Dong Ying China has incurred substantial losses since its inception and it expects to continue to incur losses only in the short term future.  Dong Ying China incurred net losses of $559,343 and $3,444,090 in 2007 and 2006. Dong Ying China realized a profit of approximately $102,000 in the nine months ending February 28, 2009, however, the Company as a whole incurred a net loss of $1,622,922. As of February 28, 2009, the accumulated deficit amounted to $7,016,334.  The losses have resulted principally from write-downs of impaired intangible assets related to product rights acquired, research and development costs, sales costs and general and administrative expenses.  We cannot assure you that the Company will be able to achieve profitability or sustain any profitability, if reached.

We will need additional capital to expand the production capacity for our existing products, to continue development of our product pipeline and to market existing and future products on a large scale, and we cannot guarantee that we will find adequate sources of capital in the future.

We will need to raise further funds from the capital markets to finance expenditures for equipment, intellectual property asset acquisitions, to expand the production capacity for our existing products, to continue the development and commercialization of our product candidates and for other corporate purposes.  As of February 28, 2009, Dong Ying China had $498,894 in unrestricted cash.  We will need to undertake significant future financings for the following reasons:

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

We generate a significant portion of our revenues from sales of Dong Ying China’s Cisatracurium Besylate.  92% of Dong Ying China’s product sales in the nine months ended February 28, 2009 were attributable to Cisatracurium Besylate.  Dong Ying China generated revenues of $2,511,752 in sales of Cisatracurium Besylate in the nine months ended February 28, 2009.  We expect that sales of Cisatracurium Besylate will continue to comprise a substantial portion of our revenues in the near future.  A decrease in Cisatracurium Besylate sales would most likely have an adverse affect on our financial results.

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

Our directors and executive officers and their affiliates collectively control approximately 25.9% of our outstanding common shares as of February 28, 2009.  These stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  The concentration of ownership of these shareholders may discourage, delay or prevent a change in control of the Company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of the Company and might reduce the price of our common shares.  These actions may be taken even if they are opposed by our other shareholders.  In cases where the interests of our significant shareholders are aligned and they vote together, these shareholders may also have the power to prevent or cause a change in control.  In addition, these shareholders could divert business opportunities from us to themselves or others.

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

We are a small company with over 80 full-time employees as of February 28, 2009, and we depend to a great extent on principal members of our management and scientific staff.  If we lose the services of any key personnel, in particular, Dr. Huang, our President and Chief Executive Officer, it could significantly impede the achievement of our research and development objectives and delay our product development programs and the approval and commercialization of our product candidates.  We do not currently have any key man life insurance policies.  In addition, recruiting and retaining qualified scientific, technical and managerial personnel and research partners will be critical to our success.  Competition among biopharmaceutical and biotechnology companies for qualified employees in China is intense and turnover rates are high.  There is currently a shortage of employees in China with expertise in our areas of research and clinical and regulatory affairs, and this shortage is likely to continue.  We may not be able to retain existing personnel or attract and retain qualified staff in the future.  If we fail to hire and retain personnel in key positions, we may be unable to develop or commercialize our product candidates in a timely manner.

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

The commercial success of any of our products or product candidates for which we obtain marketing approval from regulatory authorities will depend upon the acceptance of these products by the medical community, including physicians, patients and healthcare payors.  The degree of market acceptance of any of our approved products will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy compared to other products;

•	the relative convenience and ease of administration;

•	the prevalence and severity of any adverse side effects;

•	limitations or warnings contained in a product’s approved labeling;

•	availability of alternative treatments, including, a number of competitive products already approved or expected to be commercially launched in the near future;

•	pricing and cost effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	our ability to obtain sufficient third-party coverage or reimbursement; and

•	the willingness of patients to pay out of pocket in the absence of third-party coverage.

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

Moreover, even if any of our products or product candidates receive marketing approval, we or others may later identify undesirable side effects caused by the product, and in that event a number of potentially significant negative consequences could result, including but not limited to:

•	regulatory authorities may withdraw their approval of the product;

•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;

•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product; and

•	our reputation may suffer.

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

We may have difficulty establishing adequate management, legal and financial controls in China.

Chinese companies historically have not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and computer, financial and other control systems.  As a result, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet standards required of U.S. public companies.  Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act.  This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act.  Any such deficiencies, weaknesses or lack of compliance could have a material adverse effect on our business.

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

As a holding company, we have no direct business operations other than the ownership of our operating subsidiaries.  Our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries.  In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions relating to doing business in China.  If future dividends are paid in Renminbi yuan (“Renminbi”), fluctuations in the exchange rate for the conversion of Renminbi into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

We may not be able to achieve the benefits we expect to result from the Share Exchange Agreement.

We may not realize the benefits that we hoped to derive as a result of the share exchange agreement, which include:

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

Conducting clinical trials and obtaining regulatory approvals are uncertain, time consuming and expensive processes.  The process of obtaining required regulatory approvals from China State Food and Drug Administration (the “China SFDA”), and other regulatory authorities often takes many years to complete and can vary significantly based on the type, complexity and novelty of the product candidates.

There can be no assurance that all of the clinical trials pertaining to our products in development will be completed within the time frames anticipated by us.  We could encounter difficulties in enrolling such drugs for trials or encounter setbacks during the conduct of trials that result in delays or trial cancellation.  Data obtained from preclinical and clinical studies are subject to varying interpretations that could delay, limit or prevent regulatory approval, and failure to observe regulatory requirements or inadequate manufacturing processes are examples of other problems that could prevent approval.  In addition, we may encounter delays or rejections in the event of additional government regulations from future legislation, administrative action or changes in the China SFDA’s policies or if unforeseen health risks become an issue with the participants of clinical trials.  Clinical trials may also fail at any stage of testing.  Results of early trials frequently do not predict results of later trials, and acceptable results in early trials may not be repeated.  For these reasons, we do not know whether regulatory authorities will grant approval for any of our product candidates in the future.

Delays in obtaining the China SFDA’s or foreign approval of our products could result in substantial additional costs and adversely affect our ability to compete with other companies.  Even if regulatory approval is ultimately granted, there can be no assurance that we can maintain the approval or that the approval will not be withdrawn.  Any approval received may also restrict the intended use and marketing of the product we want to commercialize.

Outside China, our ability to market any of our potential products is contingent upon receiving marketing authorizations from the appropriate regulatory authorities.  These foreign regulatory approval processes include all of the risks associated with the China SFDA approval process described above and may include additional risks.

We may not be able to comply with applicable good manufacturing practice requirements and other regulatory requirements, which could have a material adverse affect on our business, financial condition and results of operations.

We are required to comply with applicable good manufacturing practice regulations, which include requirements relating to quality control and quality assurance as well as corresponding maintenance, record-keeping and documentation standards.  Manufacturing facilities must be approved by governmental authorities before we can use them to commercially manufacture our products and are subject to inspection by regulatory agencies.

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

We are subject to the U.S. Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls.  Chinese companies and some other foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in China, and our executive officers and employees have not been subject to the U.S. Foreign Corrupt Practices Act prior to the completion of the share exchange pursuant to the Share Exchange Agreement in September, 2008.  We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

A recent campaign imposed by the Chinese government against the export of unsafe and substandard products, could hinder our ability to export our products internationally.

In August, 2007, China’s Administration of Quality Supervision, Inspection and Quarantine (“AQSIQ”) announced an ongoing national campaign in China against unsafe food and substandard products.  The special campaign against poor product quality was launched in response to a series of safety scares involving Chinese products worldwide.  The campaign set 20 detailed goals, including twelve “100 percents”.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of a public company’s internal control over financial reporting, and attestation of this assessment by the public company’s independent registered public accountants.  We believe that the annual assessment of our internal controls requirement first applied to our annual report for the 2008 fiscal year and the attestation requirement of management’s assessment by our independent registered public accountants will first apply to our annual report for the 2009 fiscal year.  The standards that must be met for management to assess the internal control over financial reporting are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.  In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants.  If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

Assuming regulatory approvals are obtained, our ability to successfully commercialize certain drugs may depend on the availability of market exclusivity under Chinese law, which provides protection for certain new products.  Under China’s former Regulation on the Protection of New Pharmaceuticals and Technology Transfer, new drugs were afforded exclusivity protection of six, eight or twelve years, depending on the category of the drug in question.  During the protection period, the China SFDA would not accept third parties’ applications for manufacturing the drug under protection.

After China joined the WTO in 2001, the Chinese government amended and implemented many laws and regulations in the area of pharmaceuticals.  Currently, the Drug Administration Law, Implementing Regulations on Drug Administration and Drug Registration Regulation are the primary laws and regulations governing the exclusive protection regime for new drugs.

The Implementing Regulations on Drug Administration provide that the China SFDA may establish a monitoring period for up to five years for certain new drugs to monitor the safety of these products.  During the monitoring period, the China SFDA will not accept third parties’ applications for manufacturing or importing the same drug.  The China SFDA’s regulations provide that the monitoring period shall be 3, 4 or 5 years.  The China SFDA determines the availability and length of the monitoring period depending on the approval conditions of the same or similar drugs in China and in overseas markets.  According to the Regulations on the Drug Registration promulgated by the China SFDA in 2005, in case there is more than one application for the same new drug pending, after the issuance of the first production license afforded with a monitoring period, the other co-pending applications should be rejected unless a clinical trial application has been approved.

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

All of our business operations are conducted in China, and all of our sales are currently made in China.  Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China.  The Chinese economy differs from the economies of most developed countries in many respects, including:

•	the extent of government involvement;

•	the level of development;

•	the growth rate;

•	the control of foreign exchange;

•	the allocation of resources;

•	an evolving regulatory system; and

•	a lack of sufficient transparency in the regulatory process.

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

Fluctuation in the value of the Renminbi may have a material adverse effect on your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions.  The conversion of Renminbi into foreign currencies, including U.S. dollars, has historically been set by the People’s Bank of China.  On July 21, 2005, the Chinese government changed its policy of pegging the value of the Renminbi to the U.S. dollar.  Under the new policy, the Renminbi is permitted to fluctuate within a band against a basket of certain foreign currencies.  This change in policy resulted initially in an approximately 2.0% appreciation in the value of the Renminbi against the U.S. dollar.  Since the adoption of this new policy, the value of Renminbi against the U.S. dollar has fluctuated on a daily basis within narrow ranges, but overall has continued to strengthen against the U.S. dollar.  There remains significant international pressure on the Chinese government to further liberalize its currency policy, which could result in a further and more significant appreciation or depreciation in the value of the Renminbi against the U.S. dollar.  Any significant revaluation of the Renminbi may have a material adverse effect on our revenues and financial condition, and the value of, and any dividends payable on, our common shares in foreign currency terms.  For example, to the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would reduce the Renminbi amount we receive from the conversion.  Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making dividend payments on our common shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would reduce the U.S. dollar amount available to us.

Under the Enterprise Income Tax (the “new EIT Law”), we may be classified a “resident enterprise” for Chinese tax purposes, which may subject us to Chinese enterprise income tax for any dividends we receive from our Chinese subsidiaries and to Chinese income tax withholding for any dividends we pay to our non-Chinese shareholders.

On March 16, 2007, the National People’s Congress promulgated the Law of the People’s Republic of China on Enterprise Income Tax (the “new EIT Law”), which became effective on January 1, 2008.  In accordance with the new EIT Law, the corporate income tax rate is set at 25% for all enterprises.  However, certain industries and projects, such as enterprises with foreign investors, may enjoy favorable tax treatment pursuant to the new EIT Law and its implementing rules.

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

Most of our management is currently based in China.  If Chinese tax authorities determine that our U.S. holding company is a “resident enterprise” for Chinese enterprise income tax purposes, we may be subject to an enterprise income tax rate of 25% on our worldwide taxable income.  The “resident enterprise” classification also could subject us to a 10% withholding tax on any dividends we pay to our non-Chinese shareholders if the relevant Chinese authorities determine that such income is China-sourced income.  In addition to the uncertainties regarding the interpretation and application of the new “resident enterprise” classification, the new EIT Law may change in the future, possibly with retroactive effect.  If we are classified as a “resident enterprise” and we incur these tax liabilities, our net income will decrease accordingly.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 3, 2009, the Company issued 20,000 shares of common stock to one individual due to the closing of the Company’s private placement at $1.00 per Share for total gross proceeds of $20,000.  The Company believes that the issuance is exempt from registration under Regulation S promulgate under the Securities Act of 1933, as amended as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside the United States.

In relation to the Company’s private placement offering at $1.00 per share, the Company will be paying a cash finder’s fee in the amount of $2,000 to an individual in Singapore.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On April 3, 2009, the Company issued 20,000 shares of common stock to one individual due to the closing of the Company’s private placement at $1.00 per Share for total gross proceeds of $20,000.  The Company believes that the issuance is exempt from registration under Regulation S promulgate under the Securities Act of 1933, as amended as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside the United States.

In relation to the Company’s private placement offering at $1.00 per share, the Company will be paying a cash finder’s fee in the amount of $2,000 to an individual in Singapore.

ITEM 6. EXHIBITS

(a)           Exhibit List

31.1	Certificate pursuant to Rule 13a-14(a)
31.2	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. §1350
32.2	Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of April, 2009

SINOBIOPHARMA, INC. (Registrant)
By: /s/ Lequn Lee Huang
Lequn Lee Huang
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lequn Lee Huang	President, CEO, CFO,	April 17, 2009
Lequn Lee Huang	Treasurer and Director

/s/ Jianguo Wang	Secretary and Director	April 17, 2009
Jianguo Wang