Form 10-K
period 2009-05-31
Sinobiopharma, Inc.
filed 2009-09-15
CIK 1403612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _______________ to _______________

Commission File Number:          333-144910

SINOBIOPHARMA, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3002371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Zhong Tian Road Nantong City, Jiangsu Province, China	226009
(Address of principal executive offices)	(Zip Code)

011-86-51-385328336
(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:  None

Securities registered under Section 12 (g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes                   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes                   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes                   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes                   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
 ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes                   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As at Nov. 30, 2008 - 50,600,000 shares of common stock X $1.50 = $75,900,000

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes                   ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

80,020,000 shares of common stock as of September 1, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Table of Contents

ii

USE OF NAMES

In this annual report, the terms “Sinobiopharma”, “Company”, “we”, or “our”, unless the context otherwise requires, mean Sinobiopharma, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions.  These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements.  Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.  The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•	dependence on key personnel;
•	competitive factors;
•	the operation of our business; and
•	general economic conditions in the United States and China.

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

PART I

ITEM 1. BUSINESS

Year of Organization and Corporate History

The Company was incorporated October 26, 2006, as Buzz Media Ltd., under the laws of the state of Nevada.  On November 8, 2006, we purchased all the issued and outstanding shares of Buzz Media Ltd., a Nova Scotia company (“Buzz Nova Scotia”) from our officer and director Tiffany Walsh for 10 shares of our common stock.  As a result of this transaction, Buzz Nova Scotia became a wholly-owned subsidiary of the Company.  At this time, we were in business of designing, publishing, and distributing the magazine, Buzz, a student lifestyle magazine, which featured stories, articles, and photographs submitted by current college and university students from across Canada.

In accordance with a stock purchase agreement dated July 2, 2008 (the “Stock Purchase Agreement”), Ms. Walsh agreed to sell her 1,250,010 shares of our issued and outstanding common stock to Mr. Jianguo Wang for an aggregate price of CDN$300,000.  In connection with that transaction, Ms. Walsh also agreed to resign as a director and officer of the Company and Mr. Wang agreed to join the Company as a director and officer.  On July 14, 2008, Ms. Walsh appointed Mr. Wang as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director of the Company and subsequently resigned as an officer and a director.

The foregoing description of the Stock Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Stock Purchase Agreement, which was filed as Exhibit 10.1 to the Form 8-K on July 3, 2008, and is incorporated herein by reference.

After the change of control of the Company, we changed our business and became focused on the Chinese biopharmaceutical industry.  Effective July 29, 2008, we completed a merger with our wholly-owned subsidiary, Sinobiopharma, Inc.  As a result of the merger, the Company’s name was changed from “Buzz Media Ltd.” to “Sinobiopharma, Inc.” to better reflect the Company’s new direction and business.

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

On September 22, 2008, the Company completed the reverse acquisition of Dongying Pharmaceutical Co, Limited (“Dongying BVI”), a company organized under the laws of the Territory of the British Virgin Islands, and all the subsidiaries of Dongying BVI in accordance with a share exchange agreement dated August 19, 2008, (the “Share Exchange Agreement”), whereby the Company acquired 100% of the issued and outstanding shares in the capital of Dongying BVI (the “Dongying BVI Capital”), in exchange for the issuance of 40,000,000 (post forward stock split) shares of common stock of the Company in aggregate to the shareholders of Dongying BVI on a pro rata basis.

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

The foregoing description of the Share Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the Share Exchange Agreement, which was filed as Exhibit 10.1 to the initial Form 8-K on August 22, 2008, and is incorporated herein by reference.

Concurrently with the closing of the Share Exchange Agreement, by a letter agreement entered into on August 19, 2008 (the “Letter Agreement”), and by an amended letter agreement entered into on September 8, 2008 (the “Amended Letter Agreement”) between Dongying BVI and Mr. Jianguo Wang, the Company’s Secretary and director, Mr. Wang agreed to cancel 60,100,500 shares of the 62,500,500 shares of common stock of the Company registered in his name , which cancellation was effective as of September 24, 2008.

The foregoing description of the Letter Agreement does not purport to be complete and is qualified in its entirety by reference to the Letter Agreement, which was filed as Exhibit 10.2 to the initial Form 8-K on August 22, 2008, and is incorporated herein by reference.  The foregoing description of the Amended Letter Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended Letter Agreement, which was filed as Exhibit 10.4 to the amended Form 8-K filed on September 26, 2008, and is incorporated herein by reference.

Concurrently with the closing of the Share Exchange Agreement, on September 22, 2008, the Company completed a share purchase agreement (the “Share Purchase Agreement”) with Ms. Tiffany Walsh, the Company’s former President, CEO, CFO, Secretary, Treasurer and director.  Pursuant to the Share Purchase Agreement, Ms. Walsh acquired all of the capital of Buzz Nova Scotia in exchange for the payment of $10.00.

The foregoing description of the Share Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Share Purchase Agreement, which was filed as Exhibit 10.3 to the initial Form 8-K on August 22, 2008, and is incorporated herein by reference.

Our Business

The business of the Company will be conducted through its subsidiary, Dongying BVI, which, in turn, will conduct its business through it subsidiary, Big Global Limited, which, in turn will conduct its business through Dong Ying China.

The diagram below illustrates the corporate structure of the Company as a result of the completion of the Share Exchange Agreement and the Share Purchase Agreement:

Dongying BVI, Big Global Limited and Dong Ying China

Dongying BVI

Dongying BVI was incorporated pursuant to the laws of the British Virgin Islands on January 29, 2008.  As a result of the closing of the Share Exchange Agreement, the Company is the sole shareholder of Dongying BVI.  Dongying BVI’s sole director is Dr. Lequn Lee Huang.  On May 13, 2008, Dongying BVI purchased the sole common share of Big Global Limited from Dr. Lequn Lee Huang in exchange for payment of $1.00HK.

Big Global Limited

Big Global Limited was incorporated pursuant to the laws of Hong Kong on November 26, 2007.  Dongying BVI is the sole shareholder of Big Global Limited and Dr. Lequn Lee Huang is the sole director of the Company.  Pursuant to an equity transfer contract between Big Global Limited and Cyton International, Inc., a company incorporated pursuant to the laws of the state of Connecticut, USA, dated December 10, 2007, Big Global Limited acquired 100% of the registered capital of Dong Ying China in exchange for the payment of US$1.00 as Cyton International, Inc. was merely a nominee shareholder for Dr. Lequn Huang and there was no change in the beneficial ownership of Dong Ying China.

Dong Ying China

Dong Ying China was incorporated pursuant to the laws of China on September 29, 2003, under the name Nantong Dongying Pharmaceutical Co., Ltd.  Dong Ying China changed its name to Dongying (Jiangsu) Pharmaceutical Co., Ltd. effective October 11, 2004, and received Chinese Authority’s approval.  During the last five fiscal years, Dong Ying China has been engaged in the research, development, manufacture and marketing of biopharmaceutical products in China.

Business of Dong Ying China
Dong Ying China is engaged in the research, development, manufacture and marketing of biopharmaceutical products in China.  Dong Ying China has developed new methods for synthesis of active pharmaceutical ingredient (“API”) and innovative drug delivery (new formulation) that dramatically reduces the time and cost of drug development.  Dong Ying China’s current therapeutic focus is on anesthesia-assisted agents and cardiovascular drugs.  Dong Ying China’s R&D focus is new, innovative methods of synthesizing compounds more rapidly at lower cost, and/or improved drug formulation with enhanced usability.

Dong Ying China’s headquarters and 30,000 sq. meter (approximately 322,917.31 sq. foot) Good Manufacturing Practice (“GMP”) certified production facilities are located in the Nantong Economic and Technology Development Zone, which is located in Nantong City, Jiangsu, and which qualifies Dong Ying China for tax benefits.  Dong Ying China’s research and development (“R&D”) labs are located in Nanjing, China.  The Nantong Economic and Technology Development Zone is a major R&D centre within China with several universities and research institutes.  Dong Ying China’s distribution network enables Dong Ying China to market its products in every major city in China.

Dong Ying China’s Strengths

•	Leadership of CEO, Dr. Lequn Lee Huang (Ph.D., Chemistry, Iowa State University), a former manager, Head of MS lab for drug discovery, at Bayer Co.;

•	Patents applied and granted for technology for fast, low-cost synthesis of API and new drug formulations;

•	Integrated, large capacity GMP-certified manufacturing facilities for freeze-dried powder, injection formula, tablets, hard capsules, granules and pharmaceutical raw materials;

•	18 research specialists and 28 of 100 employees have college or higher educations; and

Dong Ying China’s Products

Currently the product line of Dong Ying China includes Cisatracurium Besylate (marketed as “Kutai” in China), a skeletal muscle relaxant, and Clindamycin Hydrochloride (marketed as “akesu” in China), an antibiotic for penicillin-allergic patients. Dong Ying China has the ability to expand its market through its research cooperation with Nanjing University and Nanjing Suji Pharmaceutical Research Center.

Dong Ying China launched its patented product for new freeze-dried formulation of the pre-surgical skeletal muscle relaxant Cisatracurium Besylate on May 30, 2006.  By May 31, 2009, it had captured approximately 65% of the Chinese market and was in use in more than 700 hospitals.  Developed using Dong Ying China’s patent granted for method for drug synthesis that can dramatically reduce the time and cost of drug development, Dong Ying China’s Cisatracurium Besylate has three key advantages compared to other competitive drugs:

1.
Low-cost:  GlaxoSmithKline Inc. (“GSK”) sells its version of the drug globally for $22 per injection whereas Dong Ying China sells its formulation for under $5.  Dong Ying China intends to patent and market its API and new formulation worldwide. The global market for Cisatracurium Besylate is estimated at US$1 billion;

2.
Convenience in application:  Dong Ying China’s formulation is the world’s first that can be stored at room temperature whereas competitors’ versions must be kept at between 35.6  to 46.4 degrees Fahrenheit; and

3.	Safety and Efficacy: The Company believes that Dong Ying China’s formulation is safer and more effective than non-Cisatracurium Besylate skeletal muscle relaxants.

Once Sinobiopharma launches the Perindopril product, Sinobiopharma will be the world's first manufacturer and marketer of Perindopril in capsule form.  Perindopril, used alone or in combination with other medications to treat high blood pressure, is the latest generation of a class of medications called ACE inhibitors.  It supports circulation by preventing the production of chemicals that occur naturally in the body but constrict blood vessels.

The Company has received the Drug Certificate for Perindopril raw material (Certificate H20073699) from the Chinese State Food and Drug Administration (the “Chinese SFDA”) and is now awaiting GMP Certification.  The Company has submitted its application to China's State Intellectual Property Office (SIPO) for a Chinese patent for Perindopril and its new drug compounds and obtained a receiving number (200810242989.1; "New Drug Compounds Containing Perindopril").  Sinobiopharma completed clinical trials for the capsule formulation in September 2007.  Sinobiopharma has received approval from the Chinese SFDA to manufacture and market the Perindopril tablet in April 2009 (Certificate H20093504).

As the first-to-market (FTM) Chinese producer of Perindopril, Sinobiopharma will come to market with certain competitive advantages, including higher price approvability by the Chinese Government, exclusivity for penetrating to hospitals, and the ability to export of lower cost active pharmaceutical ingredients (API) to the globe market.  Prior to Chinese SFDA approval of Sinobiopharma's version of Perindopril, Servier (France) was the only firm to market imported Perindopril in China.

The following table sets forth information relating to key products that Dong Ying China has recently launched in the Chinese market:

Key Products	Dose	Approval Number

Cisatracurium Besylate	Raw Material (API)	H20060926
for injection	5 mg	H20060927

Clindamycin Hydrochloride
for injection	0.15g/0.75g/0.9g	H20040927
injectable	2ml:0.6g	H20059454

The following table sets forth information relating to a key product that Dong Ying China expects to launch in the Chinese Market in the very near future:

Key Products	Dose	Approval Number

Perindopril	Raw Material (API)	H20073699
Tablet	2 mg	H20093504

N(2)-L-alanyl-L- glutamine for injection (1)	10 g	2006B01379

Dong Ying China has also had several approved certificates for generic drugs in China, which Dong Ying China can produce and market when the market price for such generic products increases and allows production to become profitable, which is currently not the situation.

Generic Products	Dose	Approval Number
Naproxen Tablets	0.1g	H32021028
Aminophylline tablets	0.1g	H32021024
Nitrendipine Tablets	10mg	H32021023
Propafenone tablets	50 mg	H32021025
Verapamil Tablets	40 mg	H32021026
Ketotifen Fumarate Tablets	1mg	H32024391
Oleanolic acid tablets	10mg	H32024392
Oleanolic acid tablets	20mg	H32024393
Vitamin C tablets	0.1g	H32024997
Difenidol tablets	25mg	H32024914
Pentoxyverine Citrate Tablets	25mg	H32024999
Atenolol tablets	25mg	H32024160
Atenolol tablets	50mg	H32024159
Perphenazine Tablets	2mg	H32024162
Perphenazine Tablets	4mg	H32024163
Captopril Tablets	25mg	H32024167
Clozapine Tablets	25mg	H32024169
Chlorprothixene Tablets	25mg	H32024170
Fenfluramine Tablets	20mg	H32024172
Doxepin Hydrochloride Tablets	25mg	H32024395
Chlorpromazine Tablets	25mg	H32024397
Chlorpromazine Tablets	50mg	H32024396
Breviscapine Tablets	20mg	Z32021122
Troxerutin Tablets	60mg	H32025915
Trepibutone Tables	40mg	H32025533
Tiapride Hydrochloride Tablets	0.1g	H32025535
Ranitidine Capsules	150 mg	H32024998
Ciprofloxacin Capsules	0.25g	H32025000
Ganoderma Capsules	0.27g	Z32021190

Dong Ying China’s Development Pipeline

In addition to those products currently on the market in China, Dong Ying China has product candidates in the development pipeline using its patent applied for method for quickly synthesizing low-cost API and improved delivery formulations.  Product candidates currently in the development pipeline include:

•
Rocuronium bromide (skeletal muscle relaxant):  expected to file for Chinese SFDA approval for API and Injection certificate in December 2009.  Like its formulation of Cisatracurium Besylate, we expect that Dong Ying China’s next generation Rocuronium Bromide formulation will be the world’s first that can be stored at room temperature, making it more convenient to use; and

•
Memantine (treatment of Alzheimer’s):  received the Chinese SFDA’s approval for Phase II Clinical Trial.  Dong Ying China’s formulation is the latest generation of the drug and Dong Ying China expects to be one of the first companies to launch the drug in the Chinese market.

The following table sets forth information relating to different product candidates that Dong Ying China has developed or co-developed with Meisu Jining Bio-medicine Research and Development Co., Ltd., which product candidates are in different stages, many of which require additional funds to support clinical trials, pending for launch in the Chinese market:

Development Pipeline	Dose	Approval Number (only for Pre-clinic)
Rocuronium Bromide injection	25mg/50mg
Memantine Hydrochloride		2005L01497
Memantine Hydrochloride Tablets	5mg	2005L01498
Azithromycin Granules (just passed human trials, pending for approval)	0.1g	2005L03871

In 2006, Dong Ying China wrote-off the intangible asset related to the product rights to Azithromycin as it was deemed not realizable through impairment analysis, however, in 2008, Dong Ying China performed clinical trials on Azithromycin, which just passed human trials in August 2008, and which is pending for approval.

Dong Ying China’s Marketing Plan

The Industry

With approximately one-fifth of the world’s population and a fast-growing gross domestic product, China represents a significant potential market for the pharmaceutical industry.  The Company expects significant growth in the pharmaceutical market in China due to the following factors: robust economic growth; increased pharmaceutical expenditures; an aging population; increased lifestyle-related diseases; government support of the pharmaceutical industry; relatively low research and development and clinical trial costs in China as compared to developed countries; and the increased availability of funding for medical insurance and industry consolidation in China.

Dong Ying China has an established sales and marketing network that distributes its products in 30 provinces and key major cities throughout China over 700 hospitals.  The Company intends to expand Dong Ying China’s sales and marketing infrastructure to meet China’s rapidly growing demand for safer, lower-cost, higher-efficacy drugs.

Strategy

Dong Ying China has a clearly defined strategy to drive short, middle and long term growth.  All drug development is expected to leverage Dong Ying China’s patent applied for technology for fast, low-cost drug synthesis and new technology for formulation.

In the short term, the focus is launching new drugs in the Chinese market.  The patented synthesis method allows Dong Ying China to develop new API at lower cost and new formulations that generally offer greater convenience in application and efficacy with fewer side effects.

In the middle term, Dong Ying China intends to focus on exporting API and drug reformulations developed with Dong Ying China’s patent applied for freeze-dried formulation technology for the global market.

In the long term, Dong Ying China intends to focus on applying its technology platform to identifying candidate compounds from traditional Chinese medicines.  Dong Ying China intends to accelerate their discovery, synthesis and formulation for pharmaceutical applications.

Distribution Methods

Dong Ying China sells its prescription-based and pharmaceutical products via regional distributors in China.  Dong Ying China intends to expand its sales force as well as its coverage with the regional distributors across China. Currently, Dong Ying China has a marketing department and a sales department.  The marketing department is responsible for the promotion of new products to the national market and intended global market by attending industry trade shows, conducting educational seminars to physicians, advertising in newspapers and in industry publications, as well as using internet marketing and collaborating with the government.

The sales department has four regional managers with each manager responsible for his or her assigned region in China, with each region having about 7 to 10 provinces.  The four regional managers report directly to the VP of Sales.  Each province has between 1 to 3 agents in charge of all the cities in such province, which is how Dong Ying China obtains distribution in all major cities in China.

During fiscal year 2008, the majority of Dong Ying China’s sales were conducted through a limited number of regional distributors who subsequently sold Dong Ying China’s products to hospitals, clinics, and pharmacies.  Dong Ying China is planning to expand its distributor base and believes that the number of its regional distributors will increase substantially in the next few years.

On January 2009, we signed distribution agreements for Cisatracurium Besylate with our 32 distribution agents who distribute our products in 30 provinces and key major cities throughout China

As part of our drive to expand our marketing and distribution capacity with new channels, we have been in negotiations to acquire 100-percent ownership of a drug distribution company, Nanjing Langkun Medicine Co. Ltd., to help accelerate growth in sales revenue.

Our expansion strategy also includes possible targeted acquisitions intended to expand our first-to-market drug pipeline and advancing new development of innovative drugs that is expected to consolidate leadership position in our chosen therapeutic areas.

Dong Ying China’s Competition

The following table sets forth information with respect to competition in China for Dong Ying China’s flagship product of Cisatracurium Besylate:

Competitor	Percentage of Market
Jiangsu Hengrui Pharmeutical Co., Ltd.	15%
GSK	10%

Material Contracts

The following agreements involving Nantong Cyton Pharmaceutical Co., Ltd. are actually agreements with Dong Ying China as Dong Ying China was formerly named Nantong Dongying Pharmaceutical Co., Ltd. and also know as Nantong Cyton Pharmaceutical Co., Ltd.

On November 30, 2003, Nantong Cyton Pharmaceutical Co., Ltd. (“Nantong Cyton”) and Nanjing Suji Bio-medicine Research and Development Co., Ltd. (“Nanjing Suji”) entered into a Technology Transfer Contract for Prulifloxacin (the “Prulifloxacin Agreement”), whereby Nanjing Suji agreed to transfer the technology, technology information and clinical approvals of the new drug Prulifloxacin to Nantong Cyton in exchange for 9,000,000 RMB to be paid as follows: (i) 4,500,000 RMB within 10 days after the contract coming into effect; (ii) 3,505,000 RMB within 10 days after examination and acceptance; (iii) 545,000 RMB within 10 days after acquiring clinical research approval of medicine; and (iv) 450,000 RMB within 10 days after receiving information from Nanjing Suji (if Nantong Cyton has prepared a manufacturing field, then payment shall be 450,000 RMB within 10days after manufacturing three batches of qualified product).  This Prulifloxacin Agreement has already been completed and the actual amount invoiced by Nanjing Suji and paid by Dong Ying China was 8,005,000 RMB instead of 9,000,000 RMB.

The foregoing description of the Prulifloxacin Agreement does not purport to be complete and is qualified in its entirety by reference to the Prulifloxacin Agreement, which was filed as Exhibit 10.5 to the amended Form 8-K filed on September 26, 2008, and is incorporated herein by reference.

Also on November 30, 2003, Nantong Cyton and Meisu Jining Bio-medicine Research and Development Co., Ltd. (“Meisu Jining”) entered into a Technology Transfer Contract for Clarithromycin, Olmesartan and Eplerenone (the “Clarithromycin Agreement”), whereby Meisu Jining agreed to transfer the technology, technology information and clinical approvals of the new drugs Clarithromycin, Olmesartan and Eplerenone to Nantong Cyton in exchange for 7,385,000 RMB to be paid as follows: (i) 1,477,000 RMB within 10 days after the contract coming into effect; (ii) 2,323,000 RMB within 10 days after examination and acceptance; (iii) 1,477,000 RMB within 10 days after acquiring clinical research approval of medicine; and (iv) 1,177,750 RMB within 10 days after receiving information from Meisu Jining (if Nantong Cyton has prepared a manufacturing field, then payment shall be 1,177,750 RMB within 10 days after manufacturing three batches of qualified product).  This Clarithromycin Agreement has already been completed and the actual amount invoiced by Meisu Jining and paid by Dong Ying China was 677,250 RMB for Clarithromycin, 2,600,000 RMB for Olmesartan and 3,000,000 RMB for Eplerenone for a total of 6,277,250 RMB instead of the aggregate amount of 7,385,000 RMB as stated under the Clarithromycin Agreement.

The foregoing description of the Clarithromycin Agreement does not purport to be complete and is qualified in its entirety by reference to the Clarithromycin Agreement, which was filed as Exhibit 10.6 to the amended Form 8-K filed on September 26, 2008, and is incorporated herein by reference

On January 20, 2004, Nantong Cyton and Nanjing Suji entered into a Technology Transfer Contract for Cisatracurium Besylate (the “Cisatracurium Besylate Agreement”), whereby Nanjing Suji agreed to transfer the technology, technology information and clinical approvals of the new drug Cisatracurium Besylate to Nantong Cyton in exchange for 5,000,000 RMB to be paid as follows: (i) 3,500,000 RMB within 10 days after the contract coming into effect; (ii) 1,500,000 RMB within 10 days after examination and acceptance; and (iii) 1,000,000 RMB within 10 days after acquiring clinical research approval of medicine.  This Cisatracurium Besylate Agreement has already been completed.

The foregoing description of the Cisatracurium Besylate Agreement does not purport to be complete and is qualified in its entirety by reference to the Cisatracurium Besylate Agreement, which was filed as Exhibit 10.7 to the amended Form 8-K filed on September 26, 2008, and is incorporated herein by reference.

On February 6, 2004, Nantong Cyton and Nanjing Suji entered into a Technology Transfer Contract for Lansoprazole, Azitromvcin, Ganciclovir and Clindamycin Hydrochloride (the “Lansoprazole Agreement”), whereby Nanjing Suji agreed to transfer the technology, technology information and clinical approvals of the new drugs Lansoprazole, Azitromvcin, Ganciclovir and Clindamycin Hydrochloride to Nantong Cyton in exchange for 19,350,000 RMB to be paid as follows: (i) 3,870,000 RMB within 10 days after the contract coming into effect; (ii) 8,707,000 RMB within 10 days after examination and acceptance; (iii) 3,870,000 RMB within 10 days after acquiring clinical research approval of medicine; and (iv) 2,902,500 RMB within 10 days after receiving information from Nanjing Suji (if Nantong Cyton has prepared a manufacturing field, then payment shall be 2,902,500 RMB within 10days after manufacturing three batches of qualified product).  This Lansoprazole Agreement has already been completed and the actual amount invoiced by Nanjing Suji and paid by Dong Ying China was 8,000,000 RMB for Lansoprazole, 2,700,000 RMB for Azitromvcin, 2,747,500 RMB for Ganciclovir and 3,000,000 RMB for Clindamycin Hydrochloride for a total of 16,447,500 RMB instead of the aggregate of 19,350,000 RMB as stated under the Lansoprazole Agreement

The foregoing description of the Lansoprazole Agreement does not purport to be complete and is qualified in its entirety by reference to the Lansoprazole Agreement, which was filed as Exhibit 10.8 to the amended Form 8-K filed on September 26, 2008, and is incorporated herein by reference.

On March, 29, 2004, Cyton International, Inc., the sole share holder of Dong Ying China at that time entered into an agreement (the “Development Agreement”) with the Jiangsu Province Nantong Economic and Technology Development Zone Administration (the “Administration”), for the construction of factories in the Jiangsu Nantong Economic and Technology Development Zone (the “Zone”), a state-level economic and technological development zone qualified for state preferential policies.  Pursuant to the Development Agreement, Dong Ying China was provided with 60 acres within the Zone for the construction of factories and is required to pay a land-use fee of 40,000RMB per acre.  Dong Ying China ended up paying 2,248,000 RMB as there only ended up being 56.2 acres provided to Dong Ying China.  All land in China is owned by the State.  Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes.  In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years.  This period may be renewed at the expiration of the initial and any subsequent terms.  Granted land use rights are transferable and may be used as security for borrowings and other obligations.  Dong Ying China holds the State-owned Land Use Rights Certificate No.: TONGKAIGUOYONG [2007] No. D0310158, and the 40,000RMB per acre is a one time payment.  In addition, the Administration agreed to provide Dong Ying China with a 20,000,000RMB fund (the “Fund”) to support the construction of factories and the building and purchasing of affiliated equipment.  Dong Ying China has three years from the date of each portion of the Fund used to repay such portion.  The Administration has the right to convert or exchange the Fund into shares of Dong Ying China, but recently the Administration decided to waive the right to convert or exchange the outstanding Fund into shares of Dong Ying China and agreed to the repayment of the Fund by December 31, 2009.  Dong Ying China has repaid 7,000,000RMB as of May 31, 2009, and plans to complete the repayment of the outstanding Fund by the end of 2009.  Also in accordance with the Development Agreement, Dong Ying China is required to have a registered capital of USD$5,000,000, which has already been satisfied.

At present, Dong Ying China has used all of the 20,000,000RMB in the Fund and has repaid 7,000,000RMB to date.  In addition, Dong Ying China is required to repay the following amounts on the following dates:

Amount	Due Date
13,000,000RMB	December 31, 2009

The foregoing description of the Development Agreement does not purport to be complete and is qualified in its entirety by reference to the Development Agreement, which was filed as Exhibit 10.9 to the amended Form 8-K filed on September 26, 2008, and is incorporated herein by reference.

On June 1, 2006, Nantong Cyton and Meisu Jining entered into a Technology Transfer Contract for Alanyl Glutamine and Perindopril (the “Perindopril Agreement”), whereby Meisu Jining agreed to transfer the technology, technology information and clinical approvals of the new drugs Alanyl Glutamine and Perindopril to Nantong Cyton in exchange for 5,000,000 RMB to be paid as follows: (i) 2,300,000 RMB within 10 days after the contract coming into effect; (ii) 2,300,000 RMB within 10 days after examination and acceptance; and (iii) 400,000 RMB within 10 days after acquiring clinical research approval of medicine.  The amount invoiced by Meisu Jining and paid by Dong Ying China to date is 3,250,000 RMB and the remaining 1,750,000 RMB has been accrued in the accounts and will be paid upon commencement of commercial production of the product.

The foregoing description of the Perindopril Agreement does not purport to be complete and is qualified in its entirety by reference to the Perindorpil Agreement, which was filed as Exhibit 10.10 to the amended Form 8-K filed on September 26, 2008, and is incorporated herein by reference.

On January 19, 2009 the Company received a loan in the amount of ¥5,000,000 (approximately $732,000) from the Bank of Communications, Nantong Brach. The loan bears interest at the rate of 6.372% per annum paid monthly. The loan is due for repayment in full January 19, 2010.  The Company’s land license, road and grounds and buildings with carrying value of $2,053,853 are pledged as collateral for this loan through the Community Bank, Nantong Branch.  A copy of the Maximum Amount Loan Agreement between Dong Ying China and the Bank of Communications, Nantong Branch is attached hereto as Exhibit 10.18.  In addition, a copy of the Maximum Mortgage Contract between Dong Ying China and the Community Bank, Nantong Branch is attached hereto as Exhibit 10.19.

Sources and Availability of Materials

Dong Ying China uses over 120 different medicinal raw materials and procures its raw materials from various vendors and suppliers in China with no limitation.  Dong Ying China always requires an analysis report for quality control purposes to document each and every medicinal raw material received from third parties as its standard operating procedure.

Customers

Dong Ying China’s five largest customers are as follows and account for 40% of sales revenues:

•	Hainan Zhongyu Medicine Co., Ltd.
•	Jiangsu Huanghe Pharmaceutical Co., Ltd.
•	Suzhou Shentai Medicine Co., Ltd.
•	Taiyuan Tiandong Pharmaceutical Co., Ltd.
•	Beijing Huakang Medicine Co., Ltd.

Employees

Dong Ying China has over 100 full time employees, 28 of whom have college or higher educations, and 18 research specialists.

Patents

Dr. Lequn Huang and his associates of Dong Ying China have applied for the following patent for the benefit of Dong Ying China:

Title	Application No.	Application Date	Status	Patent No.
Atracurium combination of freeze-dried formulation	200710020588.7	2007.3.13	Granted	ZL200710127756.2

New Patents applied:

Dong Ying China has applied for the following patents:

Title	Application No.	Application Date	Status	Patent No.
Method for separating and purifying cisatracurium besylate by column chromatography	200910028198.3	2009.1.16	Pending	Waiting for approval

Pharmaceutical composition comprising perindopril	200810242989.1	2008.12.31	Pending	Waiting for approval

Regulatory Environment in China

The Chinese SFDA regulates pharmaceutical products in China.  Dong Ying China takes the following steps to gain approval from the Chinese SFDA to sell its products in China:

Pre-Clinical Study:  The pre-clinical studies are divided into two parts: the pharmacy study and the pharmaco-toxicological studies.  The pharmacy study includes the construction of the expression strain, the potency & Antigenicity studies, the Batch Production Reports, the data from Quality Control and the preliminary stability test.  The pharmaco-toxicological studies include the acute toxic study, long-term toxicity, efficacy study, the pharmcokenetics and the other studies.  All these study reports need to be submitted to the Chinese SFDA for review and evaluation.  Meanwhile, Dong Ying China is required to produce three continuous lots of bulk and final products and send the samples to the National Institute for the Control of Pharmaceutical and Biological Products (the “NICPBP”) for quality inspection.  The NICPBP is directly affiliated with the Chinese SFDA and its responsibility is for inspecting the quality of new products and vaccines.

Clinical Trial Approval and Conduct:  During the period of evaluation, the Chinese SFDA may ask Dong Ying China to submit supplementary documents for further evaluation.  If the Chinese SFDA is satisfied with everything, then the Chinese SFDA may approve the Phase I trial.  After the end of the Phase I trial, Dong Ying China needs to submit the final clinical reports of Phase I trial to the Chinese SFDA for their review and evaluation.  If no safety issues are visible or detected in the reports, the approvals for the Phase II trial may be issued.  The same process occurs in order to receive the approvals for Phase III.

New Drug Certificate & Production License:  When the clinical trial is totally completed, Dong Ying China has to submit all clinical dossiers, including Phase I to Phase III, to the Chinese SFDA.  Meanwhile the samples of three lots of bulk and final products manufactured in the GMP facilities also need to be submitted to the Chinese SFDA for quality inspection.  If no serious adverse events are reported, the product showed a good efficacy in the trial, and the bulk and the final products go through the quality inspection, the Chinese SFDA may issue the New Drug Certificate & Production License for a new product.

The New Drug Certificate & Production License grants the filing company intellectual property rights to their drug.  Chinese administrative protection for the new proprietary drug starts from the date of the issuance of the new drug certificate.

Good Manufacturing Practice Certificate:  The GMP certificate is for the monitoring of drug manufacturers and quality management.  After receiving a new drug certificate and production license, the company submits an application for GMP certification.  The Chinese SFDA will organize a group of specialists to validate the GMP facilities if the facilities satisfy the current GMP requirements.  After GMP validation, if qualified, the GMP certificate may be issued.  This provides approval for the equipment and control of the manufacturing workshop of the particular drug.

A new drug is only officially approved for sale in the Chinese market once these steps have been completed. The Company believes that the most significant milestone is the new drug certificate.

Estimate of Amounts Spent on Research
Research and development expense was $197,286 in the year ended May 31, 2009 , compared to $63,696 in the year ended May 31, 2008, which increase is a result of Dong Ying China’s efforts to enhance product development and improve its manufacturing processes to further reduce production costs.

Environmental Compliance Costs

Our manufacturing operations are subject to numerous laws, regulations, rules and specifications relating to human health and safety and the environment.  These laws and regulations address and regulate, among other matters, wastewater discharge, air quality and the generation, handling, storage, treatment, disposal and transportation of solid and hazardous wastes and releases of hazardous substances into the environment.  In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties.  We make capital expenditures from time to time to stay in compliance with applicable laws and regulations.

We have obtained all permits and approvals and filed all registrations required for the conduct of our business, except where the failure to obtain any permit or approval or file any registration would not have a material adverse effect on our business, financial condition and results of operations.  We are in compliance in all material respects with the numerous laws, regulations, rules, specifications and permits, approvals and registrations relating to human health and safety and the environment except where noncompliance would not have a material adverse effect on our business, financial condition and results of operations.

The PRC governmental authorities have not revealed any material environmental liability that would have a material adverse effect on us.  We have not been notified by any governmental authority of any continuing noncompliance, liability or other claim in connection with any of our properties or business operations, nor are we aware of any other material environmental condition with respect to any of our properties or arising out of our business operations at any other location.

It is possible that compliance with a new regulatory requirement could impose significant compliance costs on us.  Such costs could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1A. RISK FACTORS

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

We maintain our corporate offices at 8 Zhong Tian Road Nantong City, Jiangsu Province, China, 226009.

Dong Ying China’s headquarters and 30,000 sq. meter (approximately 322,917.31 sq. foot) GMP certified production facilities are located in the Nantong Economic and Technology Development Zone, which is located in Nantong City, Jiangsu, and which qualifies Dong Ying China for tax benefits. Dong Ying China’s R&D labs are located in Nanjing, China. The Nantong Economic and Technology Development Zone is a major R&D centre within China with several universities and research institutes.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceeding.  We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “SNBP” and commenced trading under this symbol on August 4, 2008.  Our Common Stock previously traded under the symbol “SNBPD” from August 1, 2008, until August 4, 2008 and under the symbol “BUZZ” from our initial listing date until August 1, 2008, without any trading or volume.

The following historical quotations obtained from online sources reflects the high and low bids for our Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High ($)	Low ($)
May 31, 2009	1.25	0.39
February 28, 2009	1.50	0.51
November 30, 2008	1.50	1.50
August 31, 2008	N/A	N/A
May 31, 2008	N/A	N/A
February 29, 2008	N/A	N/A
November 30, 2007	N/A	N/A
August 31, 2007	N/A	N/A
May 31, 2007	N/A	N/A

As of May 31, 2009, our Common Stock closed at a price of $0.50.

Holders

As of September 1, 2009, there are 80,020,000 shares of our Common Stock issued and outstanding held by 58 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of the end of the fiscal year ended May 31, 2009, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	I

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders(1)	2,525,000	$1.80	7,475,000

Total	2,525,000	$1.80	7,475,000
Notes:
(1)	The Company’s Board of Directors adopted a stock option plan on September 29, 2008. See below for details of this plan.

On September 29, 2008, our Board of Directors unanimously approved and adopted a stock option and incentive plan (the “2008 Stock Option and Incentive Plan”). The purpose of the 2008 Stock Option and Incentive Plan is to advance our interests and our shareholders’ interests by affording our key personnel an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company.  Pursuant to the provisions of the 2008 Stock Option and Incentive Plan, stock options, stock awards, cash awards or other incentives (the “Stock Options and Incentives”) will be granted only to our key personnel, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts we may rely including any director, officer, employee, consultant or advisor of the Company.

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

The foregoing description of the 2008 Stock Option and Incentive Plan does not purport to be complete and is qualified in its entirety by reference to the 2008 Stock Option and Incentive Plan which was filed as Exhibit 99.2 to Form 10-Q on October 15, 2008, and is incorporated herein by reference.

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

On October 22, 2008, our Board of Directors unanimously approved and granted 225,000 stock options to a scientific consultant of the Company, having an exercise price of $1.80 per share and an expiry date of five years from the date of grant.  These stock options have a vesting provision of 10% on the date of grant and 10% on the last day of each month beginning on October 31, 2008.

Recent Sales of Unregistered Securities

Not Applicable.

Purchase of Equity Securities by the Company and Affiliated Purchasers

Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this annual report.  This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Overview

The Company, through its operating subsidiary Dong Ying China, is involved in the Chinese biopharmaceutical industry.  The Company acquired its interest in Dong Ying China through the Share Exchange Agreement.  See “Item 1. Business – Our Business” for details of the Share Exchange Agreement and our Dong Ying China’s business.

Results of Operations

The Company realized a net loss of $2,154,137 for the year ended May 31, 2009, as compared to $505,977 for the year ended May 31, 2008.

Sales revenues and cost of sales

Sales revenue increased to $3,850,278 for the year ended May 31, 2009, from $1,810,318 for the year ended May 31, 2008.  Gross profit increased to $2,538,441 (66% of sales revenue) for the year ended May 31, 2009, from $580,915 (32% of revenue) for the year ended May 31, 2008.  The increase in sales volume and the improvement in gross profit percentage are both due to growth in sales of Cisatracurium Besylate, which was introduced in late 2006.  Sales of this product increased to $3,595,031 in the year ended May 31, 2009, from $1,364,165 in the year ended May 31, 2008, representing 93% of sales revenue and 75% of sales revenue for the year ended May 31, 2009, and May 31, 2008, respectively.  At the same time, as volume has increased, cost of manufacturing Cisatracurium Besylate has decreased to 29% of its price for the year ended May 31, 2009, from 47% of its price for the year ended May 31, 2008.

Our sales of Perphanazine were discontinued in May, 2008.  Sales of Clindamycin Hydrochloride have increased from approximately $201,544 for the year ended May 31, 2008, to approximately $255,247 for the year ended May 31, 2009.  Clindamycin Hydrochloride was sold at a loss for most of the year ended May 31, 2008 and the year ended May 31, 2009, so does not have a positive contribution to gross profit.

Operating Expenses

The Company incurred $4,769,442  in operating expenses for the year ended May 31, 2009, as compared to $1,338,324  for the year ended May 31, 2008.  The most significant category of expenses was stock-based compensation of $2,917,125 for the year ended May 31, 2009, compared to $nil for the year ended May 31, 2008, as the Company granted stock options to various directors, management, employees and consultants upon completing the reverse acquisition and effectively taking the Dongying BVI companies public. The expense is determined by amortization of the fair value of stock options granted in September and October 2008 over the ten month vesting period of the options. Ninety per cent (90%) of these options have vested as at May 31, 2009, and accordingly 90% of their fair value has been recognized in expenses.  Another 10% will vest in the first quarter of the year ending May 31, 2010.

The Company incurred $532,701 in general and administrative expenses for the year ended May 31, 2009, an increase from $142,509 for the year ended May 31, 2008.  The increase is due to increased manufacturing, marketing and general activity with the push to gain market share for the Cisatracurium Besylate product.  Salaries and benefits and travel expenses have increased significantly due to the same activity.

The third most significant expense category is professional fees, which have decreased to $270,518 for the year ended May 31, 2009, from $306,671 for the year ended May 31, 2008.  The majority of professional fees in 2009 and 2008 concerned the reverse acquisition, which required a substantial amount of legal, accounting and audit work to bring the Chinese companies up to U.S. financial reporting standards and to advise on and document the legal agreements.

Interest and bank charges increased to $227,743 for the year ended May 31, 2009, from $174,242 for the year ended May 31, 2008 primarily due to the interest on the RMB 5,000,000 bank loan received in January 2009.

Research and development expense increased to $197,286 for the year ended May 31, 2009, from $63,696 for the year ended May 31, 2008 as a result of Dong Ying China’s efforts to enhance product development and improve its manufacturing processes to further reduce production costs.

Liquidity and Capital Resources

The Company had $891,132 in cash at May 31, 2009.  The Company had a working capital deficiency of $3,233,400 at May 31, 2009.  The Company has insufficient cash available to sustain operations.  The operations of Dong Ying China have generated profits and the Company generated net cash from operating activities of $607,295 for the year ended May 31, 2009, but not in a sufficient amount to enable Dong Ying China to pay the RMB 18,000,000 (approximately $2,635,000) debt due for repayment by the end of January, 2010.  The Company plans to raise capital through sales of shares to provide cash to pay debt of Dong Ying China and fund further drug product development and to launch new products and develop markets for the Company’s existing products to increase sales and positive cash flow. In addition, subsequent to May 31, 2009 management has arranged a line of credit of ¥10,000,000 (approximately $1,464,000) with a Chinese bank and is involved in negotiations for a possible extension of the due date of the interest-free loan.

During the year ended May 31, 2009, we received gross proceeds of $20,000 from 1 investor for the subscription of 20,000 (post forward stock split) shares of our common stock at a price of $1.00 per share.  The 20,000 shares were issued by the Company on March 31, 2009.

On July 10, 2009, the Company issued 100,000 shares to Emissary Capital Group, LLC in accordance with the terms of the Financial Advisory and Independent Equity Research Consulting Agreement, dated June 24, 2009 entered into between the Company and Emissary Capital Group, LLC.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sinbiopharma

We have audited the accompanying consolidated balance sheets of Sinobiopharma as of May 31, 2009and 2008, and the related consolidated statements of operations, stockholders’ (deficit), and cash flows for the two years ended May 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sinobiopharma as of May 31, 2009 and 2008, and the results of its operations, and its cash flows for the two years ended May31, 2009and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note1, the Company has experienced losses since its inception, and has negative working capital, which raise substantial doubts about its ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

September 14, 2009

SINOBIOPHARMA, INC.
Consolidated Balance Sheet
(Expressed in US Dollars)

Note 1 - Basis of Presentation - going concern	May 31	May 31
	2009	2008

ASSETS

CURRENT ASSETS
Cash -unrestricted	$883,744	$262,968
Cash -restricted (Note 3)	7,388	-
Accounts receivable (Note 4)	214,178	80,609
Loans to related parties	-	5,760
Inventory (Note 5)	547,317	420,958
Other current assets (Note 6)	293,585	88,872
Total current assets	1,946,212	859,167

Fixed assets (Note 7)	2,691,258	2,741,682
Intangible assets (Note 8)	1,318,973	1,356,750

Total assets	$5,956,443	$4,957,599

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loans payable (Note 9)	$2,576,193	$2,362,107
Accounts payable (Note 10)	655,064	591,829
Customer deposits (Note 11)	136,755	442,272
Shareholder loans (Note 12)	1,169,032	1,154,383
Other current liabilities	642,568	502,501
Total current liabilities Total current liabilities	5,179,612	5,053,092

COMMITMENTS AND CONTINGENCIES (Notes 1 to 17)

STOCKHOLDERS' EQUITY
Common stock (Note 15)
Authorized 2,500,000,000 shares at par value of $US 0.0001 each
Issued and outstanding 79,920,000 shares (2008 - 79,900,000)	7,992	4,000
Additional paid-in capital	8,254,991	5,246,422
Accumulated deficit	(7,711,278)	(5,557,141)
Accumulated other comprehensive income	225,126	211,226
Total stockholders' equity	776,831	(95,493)

Total liabilities and stockholders' equity	$5,956,443	$4,957,599

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOPHARMA, INC.
Consolidated Statements of Operations
(Expressed in US Dollars)

	Years Ended
	May 31, 2009	May 31, 2008

REVENUE
Sales	$3,850,278		$1,810,318
Cost of goods sold	1,311,837		1,229,403
Gross profit	2,538,441		580,915

EXPENSES
Advertising	15,975		589
Depreciation and amortization	100,690		111,710
General and administration	532,701		142,509
Interest and bank charges	227,743		174,242
Professional fees	270,518		306,671
Research and development	197,286		63,696
Salaries and benefits	241,598		75,110
Stock-based compensation	2,917,125		-
Travel	243,806		79,825
Write-down of impaired intangible assets	-		376,972
Write-down of impaired inventory	22,000		7,000
Total expenses	4,769,442		1,338,324

Net (loss) for the year from operations	(2,231,001)		(757,409)

OTHER INCOME AND EXPENSES
Gain on debt renegotiation	96,515		246,350
Income from discount of interest-free loan	130		5,082
Expenses related to recapitalization / reverse acquisition	(19,781)		-

Net (loss) for the year	(2,154,137)		(505,977)

Other comprehensive income
Foreign currency translation	$13,900		$29,396

Comprehensive (loss)	(2,140,237)		(476,581)

Net (loss) per common share - basic and fully diluted:
Net (loss) for the year	$(0.03)	$	nil

Weighted average number of common stock outstanding	79,903,342		79,900,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOPHARMA, INC.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Years Ended
	May 31, 2009	May 31, 2008
Cash and cash equivalent from (used in) operating activities:
Net (loss)	$(2,154,137)	$(505,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	243,595	213,668
Amortization of intangible assets	60,803	49,136
Loss on disposition of fixed assets	-	-
Write-down of intangible assets	-	376,972
Write-down of inventory	22,000	7,000
Imputed interest expense on shareholders' loans	77,436	30,634
Amortization of discount in interest expense	128,540	147,548
Gain on debt renegotiation	(96,515)	(246,350)
Stock-based compensation	2,917,125	-
(Income) from discount of interest-free loan	(130)	(5,082)
Net change in operating assets and liabilities:
Accounts receivable	(133,569)	(56,102)
Inventory	(126,359)	(136,314)
Other current assets	(204,713)	78,040
Accounts payable	56,114	134,992
Customer deposits	(305,517)	(435,581)
Other current liabilities	122,622	259,126

Net cash and cash equivalent from (used in) operating activities	607,295	(88,290)

Cash and cash equivalent from (used in) investing activities:
Purchases of fixed assets	(147,576)	(220,484)

Net cash and cash equivalent (used in) investing activities	(147,576)	(220,484)

Cash and cash equivalent from financing activities:
Repayment of loans by unrelated parties	-	-
Share subscriptions received, net of finder's fees	18,000	1
Repayments of loans by related parties	5,760	-
Loans received from unrelated parties	731,000	-
Repayments of loans payable	(576,800)	(394,500)
Loans received from shareholders	18,698	1,108,633
Repayments of loans from shareholders	(27,177)	(391,940)

Net cash and cash equivalent from financing activities	169,481	322,194

Effect of other comprehensive (loss) on cash	(1,036)	45,907

Increase (decrease) in cash and cash equivalent	628,164	59,327

Cash and cash equivalent, beginning of period	262,968	203,641

Cash and cash equivalent, end of period	$891,132	$262,968

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SINOBIOPHARMA, INC.
Consolidated Statement of Stockholders' Equity (Accumulated deficit)
(Expressed in US Dollars)

	Common Stock	Amount	Additional paid-in capital	(Deficit)	Accumulated Other Comprehensive Income	Stockholders’ Equity (Accumulated deficit)

Balance May 31, 2007	40,000,000	$4,000	$5,215,788	$(5,051,164)	$181,830	$350,454

Imputed interest on shareholders' loans	-	-	30,634	-	-	30,634
Net income (loss) for the year	-	-	-	(505,977)	29,396	(476,581)

Balance May 31, 2008	40,000,000	$4,000	$5,246,422	$(5,557,141)	$211,226	$(95,493)

Capital changes due to reverse acquisition	39,900,000	3,990	(3,990)	-	-	-
Stock-based compensation	-	-	2,917,125	-	-	2,917,125
Shares issued March 31, 2009 pursuant to private placement at $1.00 per share	20,000	2	19,998	-	-	20,000
Finder's fees payable related to private placement of shares	-	-	(2,000)	-	-	(2,000)
Imputed interest on shareholders' loans	-	-	77,436	-	-	77,436
Net income (loss) for the year	-	-	-	(2,154,137)	13,900	(2,140,237)

Balance May 31, 2009	79,920,000	$7,992	$8,254,991	$(7,711,278)	$225,126	$776,831

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
May 31, 2009
(Expressed in US Dollars)

1. BASIS OF PRESENTATION – GOING CONCERN

These consolidated financial statements of Sinobiopharma, Inc. (the “Company”) have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses since commencement of operations amounting to $7,711,278 and has negative working capital as of May 31, 2009, which raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieve a consistently profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

The Company is in the process of developing markets for its existing products and researching, developing, testing and evaluating proposed new pharmaceutical products, and has not yet determined whether these products are technically or economically feasible. The underlying value of the company is dependent on the successful implementation of one or more of these products, the ability of the Company to obtain the necessary financing to complete development and upon future profitable production or sufficient proceeds from the disposition of manufacturing rights. Management’s plans are is to actively search for new sources of capital through equity investment and to launch new products and develop markets for the company’s existing products to increase sales and positive cash flow. In addition, subsequent to May 31, 2009 management has arranged a line of credit of ¥10,000,000 (approximately $1,464,000) with a Chinese bank and is negotiation a possible extension of the due date of the interest-free loan (see Note 9).

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

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
May 31, 2009
(Expressed in US Dollars)

The Company’s business plan through the year ended May 31, 2008 was design, publishing, and distribution of a magazine called “Buzz” through Buzz Nova Scotia. Buzz is a student lifestyle magazine, which features stories, articles, and photographs submitted by current college and university students from across the country. The magazine was intended to be distributed free of charge via direct mail, via physical distribution boxes at specified locations, via email, and via the internet at www.ReadBuzzMagazine.com. On May 18, 2007 the Company filed a trademark application with the United States Patent and Trademark Office, seeking a trademark on "Buzz Magazine" used as the name, or title, of a magazine.

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

Concurrently with the closing of the Share Exchange Agreement, by a letter agreement entered into on September 8, 2008 between Dongying BVI and the Company’s majority shareholder, that shareholder agreed to cancel 60,100,500 shares of the 62,500,500 shares of common stock of the Company registered in his name within ten (10) days of the closing of the Share Exchange Agreement.  The 60,100,500 shares were cancelled on September 26, 2008. The share cancellation completed the reverse merger with Dongying BVI as a recapitalization of the Company such that voting control of the Company was obtained by the former stockholders of Dongying BVI. The net assets of Dongying BVI and the Company have been brought forward at their historical bases. The costs associated with the reverse merger were expensed as incurred.

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
May 31, 2009
(Expressed in US Dollars)

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

Dong Ying China was incorporated under the laws of the People’s Republic of China in 2003. Dong Ying China’s business is the development, manufacture and sale of pharmaceutical products in China. There are two product lines currently manufactured and sold as at May 31, 2009 and several other potential products in various stages of research and development. The product lines currently sold are Cisatracurium Besylate, a skeletal muscle relaxant, and Clindamycin Hydrochloride, an antibiotic for penicillin-allergic patients. In May 2008 the Company discontinued production and sale of its Perphenazine product, an anti-psychotic drug, due to the cost of manufacturing this product exceeding the market price. Perphenazine accounted for 14% of sales revenue in the year ended May 31, 2008. Dong Ying China’s offices and manufacturing facility are in owned premises located on land used under license in Nantong, China and its research and development is carried out in Nanjing, China.

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

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its subsidiaries, Dongying BVI, Big Global and Dong Ying China. All significant inter-company balances and transactions are eliminated. The net effect of the series of transactions comprising the Share Exchange Agreement, closed on September 22, 2008, and the cancellation of shares on September 26, 2008 is to transfer controlling interest in the company to the former shareholders of Dongying BVI. Accordingly the transactions have been treated as a reverse acquisition, and all assets and liabilities of the consolidated entity after the transaction are carried at their same book values as before the transaction.

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
May 31, 2009
(Expressed in US Dollars)

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at May 31, 2009 and 2008, the Company did not have any cash equivalents.

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

At May 31, 2009 the Company had only one product that has Chinese patent protection, the Cisatracurium Besylate product, for which a Chinese patent has been applied but not yet granted. See note 17.

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
May 31, 2009
(Expressed in US Dollars)

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
May 31, 2009
(Expressed in US Dollars)

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

Loss Per Share

Basic earnings (loss) per share of common stock are computed by dividing the net earnings (loss) by the weighted average number of (post-split) common shares outstanding during the period. Diluted earnings (loss) per share are equal to the basic earnings (loss) per share for the years ended May 31, 2009 and 2008 because the common stock equivalents outstanding are anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, loans payable and accounts payable at May 31, 2009 and 2008, and loans receivable at May 31, 2008. Accounts receivable and loans receivable are carried at estimated net realizable values net of provisions for uncollectible amounts. Uncollectible accounts are charged off when determined to be unrecoverable. The loan payable is carried at discounted present value – see Note 9. The carrying values of the remaining financial instruments reflected in these financial statements approximate their fair values due to the short-term maturity of the instruments.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”. Comprehensive income includes net (loss) and all changes in equity during a period that arise from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
May 31, 2009
(Expressed in US Dollars)

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

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
May 31, 2009
(Expressed in US Dollars)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  This statement does not require any new fair value measurements.  However, for some entities, the application of the statement will change current practice.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of this pronouncement does not have any impact on the Company’s consolidated financial statements..

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

3. CASH - RESTRICTED

Restricted cash consists of $7,388 on deposit to provide funds as required under Chinese law to satisfy liability for certain employee benefits. The corresponding liability is contained in Other current liabilities.

4. ACCOUNTS RECEIVABLE

Trade accounts receivable consists of receivable for sales of product on credit. Accounts receivable as at May 31, 2009 are net of allowance for doubtful accounts in the amount of $32,337 (2008 - $22,848). The provision is determined as all accounts over 180 days plus 5% of accounts less than 180 days old.

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
May 31, 2009
(Expressed in US Dollars)

5. INVENTORY

Inventory consists of the following:
	May 31, 2009	May 31, 2008

Raw materials	$401,782	$200,041
Goods in process	-	74,689
Finished goods	145,535	146,228

	$547,317	$420,958

The carrying value of finished goods inventory is net of a provision for impairment of obsolete inventory in the amount of $22,000.

6. OTHER CURRENT ASSETS

The Company has loans receivable from other companies and from employees totaling $53,382 (May 31, 2008 - $60,498) which have a carrying value of $nil (May 31, 2008 -$9,072) after allowance for doubtful debts. The loans do not bear interest and have no specified terms of repayment.

The reminder of other current assets consists primarily of deposits paid in advance to suppliers in respect of purchases yet to be received.

7. FIXED ASSETS

Fixed assets consist of the following:
	May 31, 2009	May 31, 2008
Buildings	$1,990,207	$1,959,020
Land license	405,507	398,859
Manufacturing equipment	769,317	672,425
Office furniture and equipment	79,391	17,856
Road and grounds	212,791	209,303
Vehicles	10,011	9,847
	3,467,224	3,267,310
Less: Accumulated depreciation	775,966	525,202

	$2,691,258	$2,742,108

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
May 31, 2009
(Expressed in US Dollars)

The land license is for the use of the land on which the Company’s buildings are situated, and is for a term expiring June 1, 2054. At the end of the license, the Company expects to have an option to renew the license.

The Company’s land license, road and grounds and buildings with carrying value of $2,053,853 are pledged as collateral for a loan in the amount of ¥5,000,000 (approximately $732,000) from the Bank of Communications. See also Note 9.

8. INTANGIBLE ASSETS

Intangible assets consist of the cost of purchased rights to manufacture and sell the company’s products. The rights were acquired by the Company from two companies owned 25% and 30% by the Company’s shareholder. The rights have unlimited duration. The amounts related to particular products are as follow:

	May 31, 2009	May 31, 2008
Clindamycin Hydrochloride	$-	$-
Cisatracurium Besylate	732,000	720,000
Perindopril (manufacturing permit pending)	732,000	720,000

	1,464,000	1,440,000
Less: Accumulated amortization	145,027	83,250

	$1,318,973	$1,356,750

Amortization for the year ended May 31, 2009 in the amount of $60,803 (2008 - $49,136) is included in Depreciation and Amortization expense.

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

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
May 31, 2009
(Expressed in US Dollars)

9. LOANS PAYABLE

The Company has a loan from the Nantong Economic and Technology Development Zone Administration. The loan bears no interest. The original principal amount of the loan was ¥20 Million ($2,928,000 at the exchange rate applicable at May 31, 2009) and was due for repayment in full in March 2007. During 2007 the Company repaid ¥3,000,000.  In December 2007 the Company was granted an extension of the due date to December 31, 2008. During the year ended December 31, 2008 the Company repaid ¥2,000,000. On February 1, 2009 the Company repaid  another ¥2,000,000 and the Company was granted an extension to December 31, 2009 over the remainder of the loan.  Since the loan bears no interest, the obligation is carried at its net present value using interest rates equal to the prevailing Bank of China one-year rate at the time the loan was received (5.6% in 2004, applied in respect of the 2006 year) or the date the extension was effective (6.4% in March 2007, applied in respect of the 2007 and 2008 years, 5.6% in February, 2009, applied in respect of the 2009 year). Loan interest expense included in the accounts for the year ended May 31, 2009 in the amount of $124,486 (2008 - $147,548) is determined as the amortization on the straight-line basis of the discount over the remaining period to maturity of the loan. Loss from discount of no-interest loan represents the difference between the remaining unamortized balance of the loan discount and the recalculation of the loan discount as of the date of the loan repayment in the period.

On January 19, 2009 the Company received a loan in the amount of ¥5,000,000 (approximately $732,000) from the Bank of Communications. The loan bears interest at the rate of 6.372% per annum paid monthly. The loan is due for repayment in full January 19, 2010. The Company’s land license, road and grounds and buildings with carrying value of $2,053,853 are pledged as collateral for this loan.

10. COLLATERALIZED ACCOUNTS PAYABLE

On January 9, 2009 the Company granted collateralization of all property of the Company in favor of a consultant as security for the liability to the consultant for fees, with a balance at May 31, 2009 of approximately $CAD 93,808 (approximately $85,581).

11. CUSTOMER DEPOSITS

Customer deposits consist of deposits received in advance from customers in respect of sales yet to be delivered and recognized.

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
May 31, 2009
(Expressed in US Dollars)

12. SHAREHOLDER LOANS

On March 31, 2008 the Company received a loan of $100,000 from an unrelated party who has since become a shareholder. The loan has no interest or fixed repayment terms. It was the Company’s intention to repay the loan by the end of 2008. Since the loan bears no interest, the obligation was carried until December 31, 2008 at its net present value using interest rates equal to the prevailing Bank of China one-year rate at the time the loan was received (7.3%). Since December 31, 2008 the obligation is overdue for payment and a new date for repayment has not been negotiated. Accordingly imputed interest is recorded at the Bank of China one-year rate applicable for the current year (5.6%). Loan interest expense included in the accounts for the year ended May 31, 2009 in respect of this loan in the amount of $6,417 is determined as the amortization on the straight-line basis of the discount over the period to maturity of the loan, plus imputed interest since December 31, 2008. Imputed interest has been charged to interest expense and added to additional paid-in capital.

The remainder of loans from shareholders in the aggregate amount of $1,069,032 (May 31, 2008 - $1,157,580) do not bear interest and have no stated repayment terms. Imputed interest of $75,073 has been recorded on these shareholder loans at prevailing Bank of China one-year rate, currently 5.6%. The net interest calculated is included in interest expense and has been recorded as additional paid-in capital since the imputed interest is not payable.

13. RELATED PARTY TRANSACTIONS

The Company has a right of first refusal to purchase rights to any new products developed by two companies owned 25% and 30% by the Company’s CEO (also a shareholder), at prices to be negotiated at the time. All of the Company’s past and present intangible assets have been purchased from those related companies. The Company has written down intangible assets with carrying values totaling $3,419,017 as they were deemed not realizable through impairment analysis. See Note 8.

14. INCOME TAXES

The Company is not subject to Chinese income taxes in 2009 due to a two-year tax holiday for wholly-owned foreign enterprises. The Company’s Chinese operations will be subject to tax starting January 1, 2010. The Company had no income tax expense in China prior to December 31, 2007  due to net operating losses. The Company is subject to United States income tax to the extent of its operations in the United States. The Company has no U.S. operations, but incurs some expenses through the parent company. The Company had no U.S. income tax expense in 2008 or 2009 due to net losses.

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
May 31, 2009
(Expressed in US Dollars)

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2009	2008
Income (loss) for the year ended May 31	$(2,154,137)	$(505,977)
Average statutory tax rate	34%	34%
Expected income tax provision	$(732,407)	$(172,032)
Exemption due to tax holiday	(438,878)	—
Non-deductible write-downs	14,206	130,550
Non-deductible interest expense	70,032	60,795
Non-taxable gain on debt renegotiation and discount	(32,815)	(83,759)
Non-deductible stock-based compensation	991,823	—
Unrecognized tax losses	128,039	64,446

Income tax expense	$—	$—

Significant components of deferred income tax assets are as follows:

	2009	2008
Operating losses carried forward	$193,072	$65,032
Valuation allowance	(193,072)	(65,032)

Net deferred income tax assets	$-	$-

The Company has tax losses carried forward for United States tax purposes of approximately $567,858 which will expire in 2029 if not utilized.

15. COMMON STOCK

On March 31, 2009 the Company issued 20,000 shares for proceeds of $20,000 in respect of a private placement at $1.00 per share. In connection with this issue the Company has agreed to pay a finder’s fee of $2,000.

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
May 31, 2009
(Expressed in US Dollars)

16. STOCK-BASED COMPENSATION

On September 29, 2008, the Company adopted a stock option and incentive plan (the “2008 Stock Option and Incentive Plan”).  The 2008 Stock Option and Incentive Plan provides authorization to the Board of Directors to grant Stock Options and Incentives to a total number of shares of the Company’s common stock, not to exceed ten million (10,000,000) (post forward stock split) shares. The following option awards are part of this plan.

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

A summary of the Company’s stock option activities is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Aggregate Intrinsic Value
Options Outstanding, June 1, 2008

Options granted:	2,525,000	1.80	1.28	$100,000
Options Outstanding, February 28, 2009	2,525,000	1.80	1.28	$100,000

Compensation cost related to options to vest in the future will be recognized as the related options vest.  Outstanding options vest as follows:

	Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Compensation Expense to be Recognized	Aggregate Intrinsic Value
Vested at
May 31,
2009 and earlier	1.80	1,272,500	1.80		$90,000
Year ending May 31, 2010	1.80	252,500	1.80	324,125	10,000
		2,525,000			$100,000

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
May 31, 2009
(Expressed in US Dollars)

Non-vested options are as follows:
	Number outstanding	Total fair value	Weighted average grant-date fair value
Non-vested options outstanding, June 1, 2008	-	$-	-
Non-vested options outstanding, May 31, 2009	252,500	$324,125	$1.28
Options vested in year ended May 31, 2009	2,272,500	$2,917,125	$1.28

If not previously exercised or canceled, options outstanding at May 31, 2009 will expire as follows:

	Range of Exercise Prices		Number	Weighted average
Expiry Date	High	Low	of Shares	exercise price
Year Ending May 31,
2014	1.80	1.80	2,525,000	1.80

The fair values of the options granted September 29, October 2 and October 22, 2008 were estimated at values of $1.25 per share, $1.42 per share and $1.25, respectively, using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

Volatility:	88.3%
Risk-free interest rate:	2.30%
Dividend yield:	—
Expected lives (years):	5

Option-pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility.  Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management’s opinion, existing models do not necessarily provide reliable measure of the fair value of the Company’s stock options.

SINOBIOPHARMA, INC.
AND CONSOLIDATED SUBSIDIARIES
 Notes to Consolidated Financial Statements
May 31, 2009
(Expressed in US Dollars)

17. SUBSEQUENT EVENTS

On June 24, 2009 the Company entered an agreement to obtain research and financing consulting services for one year for consideration consisting of (i) a fee of $10,000 and 100,000 shares, plus (ii) 500,000 restricted shares of the Company payable upon receiving certain reports and closing a financing of at least $2,500,000, plus (iii) a success fee in cash of 8% of the amount of a successfully completed financing between $250,000 and $5,000,000. The first 100,000 shares were issued pursuant to this agreement on July 10, 2009.

On August 26, 2009 a Chinese patent was issued to Dr. Lequn Huang and  Lei Wang for the Company’s formulation of Cistracurium Besylate.  In accordance with Chinese law the patent holders hold the patent on behalf of Dong Ying China.

Subsequent to May 31, 2009 management has arranged a line of credit of ¥10,000,000 (approximately $1,464,000) with a Chinese bank.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Schumacher & Associates, Inc. are our auditors.  During the Company’s two most recent fiscal years, there were no disagreements with our auditors which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreements, if not resolved to the satisfaction of our auditors would have caused them to make reference to the subject matter of the disagreements in connection with their reports.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Annual Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of May 31, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) lack of  a formal whistleblower policy; and (3) lack of a disaster recovery plan. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2009.

Management believes that the material weaknesses set forth did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management’s report in this annual report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by May 31, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter of the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding the members of our Board of Directors and executive officers as of May 31, 2009:

Name	Age	Positions and Offices Held
Lequn Lee Huang(1)	54	President, CEO, CFO, Treasurer and director
Xuejun Chen(2)	33	Senior Vice President & director
Jianguo Wang(3)	49	Secretary & director (former President, CEO, CFO and Treasurer)
Yuanwei Chen(4)	46	Director
Martin Shen(5)	39	Director
Tiffany Walsh(6)	24	Former President, CEO, CFO, Secretary, Treasurer and director
Notes:
(1)	Mr. Lequn Lee Huang was appointed the President, CEO, CFO Treasurer and a director of our Company on September 22, 2008.
(2)	Mr. Xuejun Chen was appointed the Senior Vice President and a director of our Company on September 22, 2008.
(3)	Mr. Jianguo Wang was appointed the Secretary and a director of our Company on July 14, 2008. Mr. Wang was our President, CEO, CFO and Treasurer from July 14, 2008, until September 22, 2008.
(4)	Mr. Yuanwei Chen was appointed a director of our Company on September 22, 2008.
(5)	Mr. Martin Shen was appointed a director of our Company on September 22, 2008.
(6)	Ms. Tiffany Walsh was our President, CEO, CFO, Secretary, Treasurer and director until July 14, 2008.

Business Experience of the Company’s Directors and Officers

Dr. Lequn Lee Huang, age 54, is the President, CEO, CFO, Treasurer and a director of the Company.  Dr. Huang was one of the founders of Dong Ying China and has been the Chairman, CEO and a director of Dong Ying China since 2004.  Since 2004, Dr. Huang has been a professor at the Medical School at Nanjing University.  From 1991 to 2004, Dr. Huang worked at the Bayer Research Center in New Haven, Conn.,  U.S., for Bayer Co. where he became the Principal Research Scientist and Head of the MS Lab.  At the Bayer Research Center, Dr. Huang’s group was responsible for analysis of drug discovery.  In 1981, Dr. Huang received his B.S. in Organic Chemistry from Nanjing University in China and, in 1987, he received his Ph.D. in Analytical Chemistry from Iowa State University.  Dr. Huang is not an officer or director of any other reporting issuer.

Mr. Xuejun Chen, age 33, is the Senior Vice President and a director of the Company.  Since 2006, Mr. Chen has been the Executive Vice President of Sales and a director of Dong Ying China where he is responsible for sales.  From 2005 to 2006, Mr. Chen was the Vice President of Sales for Nanjing Langkun Medicine Co., Ltd., a company in the business of pharmaceuticals where he was responsible for sales.  From 2004 to 2005, Mr. Chen was the Marketing Director for the Province of Jiangsu for Medicine Co., Ltd., a company in the business of pharmaceuticals, where he was responsible for sales.  From 2003 to 2004, Mr. Chen was the Sales director for the Province of Jiangsu for Xiamen Beidazhilu Biotech Co., Ltd., a company in the business of pharmaceuticals, where he was responsible for regional sales.  In 1998, Mr. Chen received his B.S. from Lanzhou University in China and, in 2007, he received his M.B.A from Nanjing University.  Mr. Chen is not an officer or director of any other reporting issuer.

Mr. Jianguo Wang, age 49, is the Secretary and a director of the Company and was briefly the Company’s CEO, President, CFO and Treasurer from July 14, 2008, to September 22, 2008.  Since 2005, Mr. Wang has been the President of Shanghai Jian Zheng Group, which is based in China and is in the business of cement additives.  From 1995 to 2005, Mr. Wang worked for W.R. Grace China Ltd., which is based in China and is in the business of cement additives.  From 2003 to 2005, Mr. Wang was a Sales Manager for East China for W.R. Grace China Ltd. and, from 1995, to 2002, Mr. Wang was the Senior Technical Service Engineer for W.R. Grace China Ltd.  In 1982, Mr. Wang obtained his B.S. from the Material Science and Engineering Department of Shanghai Tong Ji University located in Shanghai, China.  Mr. Wang is not an officer or director of any other reporting issuer.

Mr. Yuanwei Chen, age 46, is a director of the Company.  Since March, 2008, Mr. Chen has been the General Manager of China Gateway Pharma Products (Chengdu) Co. Ltd., a company in the business of pharmaceutical research, and the Vice President of Medicinal Chemistry of Shanghai ChemPartner Co., a company in the business of pharmaceutical research.  As the Vice President of Medicinal Chemistry of Shanghai ChemPartner Co., Mr. Chen is responsible for managing the operations of his department, allocating resources, managing projects and recruiting employees.  From February, 2005, to March, 2008, Mr. Chen was the Chief Scientific Officer of Egret Pharma (Shanghai) Ltd. in Shanghai, China where he was responsible for establishing the company’s drug discovery platform, the company’s research strategy, managing finances and recruiting employees.  From December, 1998, to February, 2005, Mr. Chen worked with Bayer Healthcare in West Haven, Connecticut, U.S.  At Bayer Healthcare, Mr. Chen worked in the Pharmaceutical Division as a Senior Research Scientist I, Senior Research Scientist II and as a Senior lab head.  As a Senior lab head, Mr. Chen was responsible for proposing and implementing research and development strategies for various projects and supervising and training research staff.  In 1983, Mr. Chen received his B.S. in Organic Chemistry and, in 1986, he received his M.S. in Organic Chemistry from Sichuan University in China.  In 1993, Mr. Chen received his Ph.D. in Organic Chemistry from the University Lausanne in Switzerland and, in 1995, he completed his Postdoctoral Fellowship with the Scripps Research Institute in La Jolla, California, U.S.  Mr. Chen is not an officer or director of any other reporting issuer.

Mr. Martin Shen, age 39, has been the Controller and Chief Financial Officer of R. Wales and Son, a private Canadian manufacturer engaged in refurbishing mining equipment parts for local and international mines, since 2003. Mr. Shen is a Certified Public Accountant (Colorado) with special expertise in international accounting and taxation. He has held multiple positions in PriceWaterhouseCoopers’ (PwC) Vancouver, Hong Kong and Singapore offices, serving variously as Tax Manager from 1998 to 2002 and as a Senior Accountant and Senior Associate from 1995 to 1998. In addition to holding a B.Sc. from the University of British Columbia, Mr. Shen has extensive tax training, including US Intermediate Tax Training (PwC, Tampa, Florida); US Tax Technical Training (PwC, Charleston, South Carolina); and Asia Region Tax Technical Training (Singapore).  Mr. Shen is also a director of Uranium 308 Corp. (OTCBB: URCO), a Nevada corporation, which is a reporting issuer in the United States and is involved in uranium exploration in Mongolia.

Significant Employees
The following persons are directors, officers of significant employees of Dong Ying China as of May 31, 2009, whom are not directors or executive officers of the Company:

Mr. Renrong Wu, age 46, has been a director of Dong Ying China since 2007. Since 2000, Mr. Wu has been the General Manager of Nanjing Well Chemical Co., Ltd., a company in the business of pharmaceutical supply, where he is responsible for operation. In 1986, Mr. Wu earned his B.S. as a Chemical Engineer Major and in 1994, Mr. Wu earned his E.M.B.A. from the joint program of University of Nanjing and the University of California.

Mr. Wayne Shaw, age 45, has been the Chief Financial Officer of Dong Ying China since October, 2007.  From March, 2005, to October, 2007, Mr. Shaw was the Vice President and head of JPMorgan Chase’s Treasury Services in China where he designed and implemented strategies of payment, collection, liquidity and investment management for corporations and financial institutions. From December, 2003, to March, 2005, Mr. Shaw was the Vice President in JPMorgan Chase’s Chief Investment Office in New York where he: led the Chief Investment Office Portfolio Management Team to design and implement an integrated portfolio management platform to address cross region and cross asset trading strategies; was a member of the Risk Governance Committee; worked with business heads and risk managers to define report requirements, quantify risk measurements and decide model analytics; and guided traders on pricing, portfolio hedging and P/L trading analysis.  In 1989, Mr. Shaw obtained his B.S. and M.S. in Chemistry from Nanjing University, in 1993, he obtained his Ph.D. in Biophysics from Arizona State University, in 1994, he obtained his Post Doctorate in Biochemistry from the University of Pennsylvania and in 1997, he obtained his M.B.A in Finance and Technology from the M.I.T. Sloan School of Management.

Ms. Qiu Zhang, age 49, has been the General Manager of Production for Dong Ying China since January, 2008. Ms. Zhang is a licensed pharmacist in China.  From October, 2003, to December, 2007, Ms. Zhang was the Deputy General Manager of Nanjing Hicin Pharmaceutical Co. Ltd. where she was responsible for production. From October, 2001, to October, 2003, Ms. Zhang was the Deputy General Manager for the Jilin Weiwei Group (Joint Venture) where she was responsible for production.  In 1983, Ms. Zhang earned her B.S. in Pharmacy from Shenyang Pharmaceutical University in China and, in 1981, she earned her Bachelor of Engineering from the Jilin Institute of Chemical Technology in China.

Mr. Haitao Tang, age 33, has been the Senior Assistant to the CEO of Dong Ying China since November, 2007.  Mr. Tang was the Market Strategy Department Manager (from November, 2003, to November, 2007) and a Sales Manager (From October, 2000, to November, 2003) for H&G Corporation in New York where he designed and executed strategic marketing and promotional plans, executed brand building events, assisted with distributor management and created marketing plans specific to Europe and the U.S.  In 2003, Mr. Tang earned his M.B.A. from Southern Connecticut State University, in 1998, he earned his M.S. in Economic Management from Dongnan University in China and, in 1996, he earned his B.S. in International Trading from Hohai University in China.

Family Relationships

There are no family relationships between any of the Company’s directors or executive officers.

Other Directorships

In addition to his position on the board of directors of the Company, the following director of the Company also serves as a director of the following reporting issuer:

Name of Director	Reporting Issuer
Martin Shen	Uranium 308 Corp.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and shareholders owning greater than ten percent of our shares are not required to comply with Section 16(a) of the Securities Exchange Act of 1934 because we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934.

Code of Ethics

As of May 31, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Audit Committee
We do not have a separately-designated standing audit committee.  The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee.  The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting.  In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

The Company intends to adopt an audit committee in the future.

Nomination Committee
At the present time, the Company does not have a nomination committee.  The Company intends to adopt a nomination committee in the future.

When evaluating director nominees, our directors consider the following factors:

•	the appropriate size of our Board of Directors;
•	our needs with respect to the particular talents and experience of our directors;
•
the knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

•	experience in political affairs;
•	experience with accounting rules and practices; and
•	the desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience.  In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders.  In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service.  Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination.  If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above.  Current members of the Board are polled for suggestions as to individuals meeting the criteria described above.  The Board may also engage in research to identify qualified individuals.  To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary.  The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

ITEM 11. EXECUTIVE COMPENSATION

In this item, “Named Executive Officer” means:

(i)	all individuals serving as the Company’s principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level;

(ii)
the Company’s two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year and whose total compensation exceeds $100,000; and

(iii)
up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year.

Summary Compensation Table

The following table contains disclosure of all plan and non-plan compensation awarded to, earned by, or paid to the Company’s Named Executive Officers by any person for all services rendered in all capacities to the Company and its subsidiaries during the Company’s fiscal years completed May 31, 2009, and 2008:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	I	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dr. Lequn Lee Huanhg(1)	2009	Nil	Nil	Nil	562,500	Nil	Nil	Nil	562,500
President, CEO, CFO, Treasurer & Director
Jianguo Wang(2)	2009	Nil	Nil	Nil	281,250	Nil	Nil	Nil	281,250
Former CEO and CFO, and current Secretary & Director
Tiffany Walsh(3)	2009	nil	nil	nil	nil	nil	nil	nil	nil
Former President, CEO, CFO, Secretary, Treasurer & director	2008	nil	nil	nil	nil	nil	nil	nil	nil
Notes:
(1)	Mr. Lequn Lee Huang was appointed the President, CEO, CFO Treasurer and a director of our Company on September 22, 2008.
(2)	Mr. Jianguo Wang was our President, CEO, CFO and Treasurer from July 14, 2008, until September 22, 2008, and has been our Secretary and a director of our Company since July 14, 2008.
(3)	Ms. Tiffany Walsh was our President, CEO, CFO, Secretary, Treasurer and director until July 14, 2008.

Narrative Disclosure to the Summary Compensation Table

On September 29, 2008, the Board of Directors adopted the Stock Option and Incentive Plan and granted in aggregate 950,000 stock options to the following Named Executive Officers:  Dr. Lequn Lee Huang (current CEO and CFO) – 500,000; and Jianguo Wang (former CEO and CFO) – 250,000.  The stock options have an exercise price of $1.80 per share and an expiry date of five years from the date of grant.  These stock options have vesting provisions of 10% on the date of grant and 10% on the last day of each month thereafter beginning on October 31, 2008.

Other than the foregoing and the issuance of stock options pursuant to our 2008 Stock Option and Incentive Plan, we do not pay any compensation to our Named Executive Officers at this time.  However, we reserve the right to compensate our Named Executive Officers in the future with cash, stock, options, or some combination of the foregoing.  See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance Under Equity Compensation Plans” for details of the Company’s 2008 Stock Option and Incentive Plan.

See note 16 to the Company’s financial statements for discussion of valuation methods and assumptions options applied in valuing options granted.

Outstanding Equity Awards at Fiscal Year-End

The following table contains disclosure concerning unexercised options; stock that has not vested; and equity incentive plan awards for each Named Executive Officer outstanding as of the end of the Company’s fiscal year ended May 31, 2009:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	I	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dr. Lequn Lee Huang(1) President, CEO, CFO, Treasurer & Director	450,000	50,000	50,000	$1.80	Sept. 29, 2013	nil	nil	nil	nil
Jianguo Wang(2) Former CEO and CFO, and current Secretary & Director	225,000	25,000	25,000	$1.80	Sept. 29, 2013	nil	nil	nil	nil
Tiffany Walsh(3) Former President, CEO, CFO, Secretary, Treasurer & director	nil	nil	nil	nil	nil	nil	nil	nil	nil
Notes:
(1)	Mr. Lequn Lee Huang was appointed the President, CEO, CFO Treasurer and a director of our Company on September 22, 2008.
(2)	Mr. Jianguo Wang was our President, CEO, CFO and Treasurer from July 14, 2008, until September 22, 2008, and has been our Secretary and a director of our Company since July 14, 2008.
(3)	Ms. Tiffany Walsh was our President, CEO, CFO, Secretary, Treasurer and director until July 14, 2008.

See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance Under Equity Compensation Plans” for details of the Company’s 2008 Stock Option and Incentive Plan.

Retirement Benefits and Change of Control

Under the stock option agreements with each of the Company’s directors and Named Executive Officers, if there is a formal offer for the purchase of the issued and outstanding shares of the Company, then all of the stock options shall vest immediately.

Director Compensation

The following table discloses the compensation of the directors of the Company for the Company’s fiscal year ended May 31, 2009 (unless already disclosed above):

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Lequn Lee Huang(1)	See Above.	See Above.	See Above.	See Above.	See Above.	See Above.	See Above.
Xuejun Chen(2)	nil	nil	281,250	nil	nil	nil	281,250
Jianguo Wang(3)	See Above.	See Above.	See Above.	See Above.	See Above.	See Above.	See Above.
Yuanwei Chen(4)	nil	nil	281,250	nil	nil	nil	281,250
Martin Shen(5)	nil	nil	281,250	nil	nil	nil	281,250
Tiffany Walsh(6)	See Above.	See Above.	See Above.	See Above.	See Above.	See Above.	See Above.
Notes:
(1)	Mr. Lequn Lee Huang was appointed the President, CEO, CFO Treasurer and a director of our Company on September 22, 2008.
(2)	Mr. Xuejun Chen was appointed the Senior Vice President and a director of our Company on September 22, 2008.
(3)	Mr. Jianguo Wang was our President, CEO, CFO and Treasurer from July 14, 2008, until September 22, 2008, and has been our Secretary and a director of our Company since July 14, 2008.
(4)	Mr. Yuanwei Chen was appointed a director of our Company on September 22, 2008.
(5)	Mr. Martin Shen was appointed a director of our Company on September 22, 2008.
(6)	Ms. Tiffany Walsh was our President, CEO, CFO, Secretary, Treasurer and director until July 14, 2008.

Narrative Disclosure to the Director Compensation Table

On September 29, 2008, the Board of Directors adopted the Stock Option and Incentive Plan and granted in aggregate 750,000 stock options to the following directors of the Company:  Xuejun Chen – 250,000; Yuanwei Chen  – 250,000; and Martin Shen – 250,000.  The stock options have an exercise price of $1.80 per share and an expiry date of five years from the date of grant.  These stock options have vesting provisions of 10% on the date of grant and 10% on the last day of each month thereafter beginning on October 31, 2008.  See “Narrative Disclosure to the Summary Compensation Table” for details of the stock options granted to our Named Executive Officers who are also directors of the Company.

See note 16 to the Company’s financial statements for discussion of valuation methods and assumptions options applied in valuing options granted.

Other than the issuance of stock options pursuant to our 2008 Stock Option and Incentive Plan, we do not pay any compensation to our directors at this time.  However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the foregoing.  See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance Under Equity Compensation Plans” for details of the Company’s 2008 Stock Option and Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of August 31, 2009 (the “Determination Date”), with respect to the Company’s directors, Named Executive Officers, and each person who is known by the Company to own beneficially, more than five percent (5%) of the Company’s Common Stock, and with respect to shares owned beneficially by all of the Company’s directors and executive officers as a group.  Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual.  Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

As of the Determination Date, there are 80,020,000 (post forward stock split) shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percent of Common Stock(1)
Lequn Lee Huang	President, CEO, CFO, Treasurer and director	11,300,000(2) Direct & Indirect	14%
Xuejun Chen	Senior Vice President & director	7,750,000(3) Direct & Indirect	9.7%
Jianguo Wang	Secretary & director (former President, CEO, CFO and Treasurer)	2,650,000(4) Direct	3.3%
Yuanwei Chen	director	250,000(5) Direct	(*)
Martin Shen	director	250,000(6) Direct	(*)
Directors and Officers as a group (5 persons)		22,200,000(7)	27.2%
Notes:
(*)           Indicates less than 1%.
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

(2)
This figure includes 10,800,000 shares indirectly owned by Dr. Lequn Lee Huang through More Big Group Limited, which Dr. Huang has sole voting power and sole dispositive power over the shares held by More Big Group Limited and 500,000 shares underlying stock options which have vested.

(3)
This figure includes 7,500,000 shares indirectly owned by Mr. Xuejun Chen through Sino Run International Limited, which Mr. Chen has sole voting power and sole dispositive power over the shares held by Sino Run International Limited and 250,000 shares underlying stock options which have vested.

(4)	This figure includes 2,400,000 shares held directly by Jianguo Wang and 250,000 shares underlying stock options which have vested.
(5)	This figure includes nil shares held directly by Yuanwei Chen and 250,000 shares underlying stock options which have vested.
(6)	This figure includes nil shares held directly by Martin Shen and 250,000 shares underlying stock options which have vested.
(7)
This figure includes 20,700,000 shares held directly and indirectly by directors and officers of the Company as well as 1,500,000 shares underlying stock options granted to the directors and officers which have vested.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 5. Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities– Securities Authorized for Issuance Under Equity Compensation Plans” above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no transactions, since the beginning of the Company’s fiscal year ended May 31, 2009, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000 or one percent of the average of the Company’s total assets at year end for the last two fiscal years, and in which any related person had or will have a direct or indirect material interest except as follows:

Dr. Lequn Lee Huang (current CEO and CFO) has provided the Company loans in the aggregate amount of $1,047,813 (May 31, 2008 - $1,086,380) without interest and without stated repayment terms. Imputed interest of $75,073 has been recorded on these shareholder loans at prevailing Bank of China one-year rate, currently 5.6%.

The Company has a right of first refusal to purchase rights to any new products developed by two companies owned 25% and 30% by Dr. Lequn Lee Huang, at prices to be negotiated at the time. All of the Company’s past and present intangible assets have been purchased from those related companies. The Company has written down intangible assets with carrying values totaling $3,419,017 as they were deemed not realizable through impairment analysis.

Director Independence

As of the date of this annual report, our Common Stock is traded on the OTC Bulletin Board (the “OTCBB”).  The OTCBB does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.  However, under the definition of “Independent Director” as set forth in the NYSE AMEX Company Guide Section 8.03A, we currently have two of our five directors that would qualify as independent directors under the definition in the AMEX Company Guide, being Mr. Yuanwei Chen and Mr. Martin Shen.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses the fees billed by our auditor in connection with the audit of our annual financial statements for the years ended May 31, 2009, and 2008.

Financial Statements for Year Ended May 31	Audit Fees(1)	Audit Related Fees(2)		Tax Fees(3)		All Other Fees(4)
2009	$9,600.00	$	Nil	$	Nil	$	Nil
2008	$96,200.00	$	Nil	$	Nil	$	Nil
Notes:
(1)
The aggregate fees billed for the fiscal year for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for that fiscal years.

(2)
The aggregate fees billed in the fiscal year for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in Note 1.

(3)	The aggregate fees billed in the fiscal year for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.
(4)	The aggregate fees billed in the fiscal year for the products and services provided by the principal accountant, other than the services reported in Notes (1), (2) and (3).

Audit Committee’s Pre-Approval Practice

Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

Exhibits

Exhibit No.	Description of Exhibit
2.1(1)	Share Exchange Agreement, dated as of August 19, 2008, among the Company, Dongying BVI and all the shareholders of Dongying BVI.
3.1(2)	Articles of Incorporation.
3.2(2)	Amendment to Articles of Incorporation.
3.3(3)	Certificate of Amendment to Articles of Incorporation for Buzz Media Ltd.
3.3(2)	Corporate Bylaws.
3.4(4)	Articles of Merger filed with the Secretary of State of Nevada on July 21, 2008, and which was effective July 29, 2008.
3.5(4)	Certificate of Change filed with the Secretary of State of Nevada on July 21, 2008, and which was effective July 29, 2008.
10.1(2)	Share Purchase Agreement between Tiffany Walsh and Buzz Media, Ltd. for Buzz Media Nova Scotia.
10.2(2)	Artists Agreements for student contributors program
10.3(2)	Office Space Rental Agreement
10.4(5)	Stock Purchase Agreement, dated as of July 2, 2008, by and between Ms. Tiffany Walsh and Mr. Jianguo Wang.
10.5(6)	Share Exchange Agreement, dated as of August 19, 2008, among the Company, Dongying BVI and all the shareholders of Dongying BVI.
10.6(6)	Letter Agreement among Mr. Jianguo Wang and Dongying BVI, dated effective August 19, 2008.
10.7(6)	Share Purchase Agreement, dated as of August 20, 2008, among the Company and Ms. Tiffany Walsh.
10.8(7)	Extension Agreement, dated August 29, 2008, among the Company, Dongying BVI and all the shareholders of Dongying BVI.
10.9(1)	Amended Letter Agreement between Dongying BVI and Jianguo Wang, dated September 8, 2008.
10.10(1)	Technology Transfer Contract for Prulifloxacin, dated November 30, 2003, between Nantong Cyton Pharmaceutical Co., Ltd. and Nanjing Suji Bio-medicine Research and Development Co., Ltd.

Exhibit No.	Description of Exhibit
10.11(1)
Technology Transfer Contract for Clarithromycin, Olmesartan and Eplerenone, dated November 30, 2003, between Nantong Cyton Pharmaceutical Co., Ltd. and Meisu Jining Bio-medicine Research and Development Co., Ltd.

10.12(1)	Technology Transfer Contract for Cisatracurium Besylate, dated January 20, 2004 between Nantong Cyton Phramaceutical Co., Ltd. and Nanjing Suji Bio-medicine Research and Development Co., Ltd.
10.13(1)
Technology Transfer Contract for Lansoprazole, Azitromvcin, Ganciclovir and Clindamycin Hydrochloride, dated February 6, 2004, between Nantong Cyton Pharmaceutical Co., Ltd. and Nanjing Suji Bio-medicine Research and Development Co., Ltd.

10.14(1)	Development and Loan Agreement between Nantong Economic and Technology Development Zone and Cyton International, Inc., dated March 29, 2004.
10.15(1)	Technology Transfer Contract for Alanyl Glutamine and Perindopril, dated June 1, 2006, between Nantong Cyton Pharmaceutical Co., Ltd. and Meisu Jining Bio-medicine Research and Development Co., Ltd.
10.16(1)	Loan Extension Approval from Nantong Economic and Technology Development Zone, dated December 4, 2007.
10.17(1)	Waiver of rights to convert to shares of Dong Ying China provided by Nantong Economic and Technology Development Zone, dated August 21, 2008.
10.18	Maximum Amount Loan Agreement between Dong Ying China and the Bank of Communications, Nantong Branch, dated Jan. 19, 2009
10.19	Maximum Mortgage Contract between Dong Ying China and the Community Bank, Nantong Branch, dated Jan. 19, 2009.
21.1	List of Subsidiaries
31.1	Certificate pursuant to Rule 13a-14(a).
31.2	Certificate pursuant to Rule 13a-14(a).
32.1	Certificate pursuant to 18 U.S.C. Section 1350.
32.2	Certificate pursuant to 18 U.S.C. Section 1350.
99.1(1)	Property Rights Certificate of PRC issued to Dong Ying China, dated September 11, 2007.
99.2(1)	Abstract for the Patent Application for Atracurium freeze-dried formulation.
99.3(1)	Description of verbal right of first refusal arrangement between Dong Ying China, Nanjing Suji and Meisu Jining relating to any new products developed by Nanjing Suji or Meisu Jining.
99.4(1)	Description of terms of shareholder loan by Dr. Lequn Huang.
99.5(1)	Legal Opinion from P.C. Woo & Co., dated August 26, 2008 with respect to Big Global Limited.
99.6(1)	Legal Opinion from Jiangsu Zhiming Law Firm, dated July 28, 2008 with respect to Dongying (Jiangsu) Pharmaceutical Co., Ltd.
99.7(1)	Trust Declaration executed by the inventors and applicant of the Patent Application titled “Atracurium freezing-dried composition” being held in trust for Dong Ying China, dated September 23, 2008.
99.8(8)	Consulting Agreement between Sinobiopharma, Inc. and Michael Tan, dated September 25, 2008.
99.9(8)	2008 Stock Option and Incentive Plan
99.10(8)	Sample Stock Option Agreement
99.11	Certificate of Patent for Atracurium freeze-dried composition issued by the State Intellectual Property Office of the People’s Republic of China on August 26, 2009.

Notes:
(1)	Previously filed on Form 8-K/A-2 with the SEC via EDGAR on September 26, 2008, and incorporated herein by reference.
(2)	Previously filed on Form SB-2 with the SEC via EDGAR on July 21, 2007, and incorporated herein by reference.
(3)	Previously file on Form 10-KSB with the SEC via EDGAR on September 15, 2008, and incorporated herein by reference.
(4)	Previously filed on Form 8-K with the SEC via EDGAR on August 7, 2008, and incorporated herein by reference.
(5)	Previously filed on Form 8-K with the SEC via EDGAR on July 3, 2008, and incorporated herein by reference.
(6)	Previously filed on Form 8-K with the SEC via EDGAR on August 22, 2008, and incorporated herein by reference.
(7)	Previously filed on Form 8-K with the SEC via EDGAR on September 5, 2008, and incorporated herein by reference.
(8)	Previously file on Form 10-Q with the SEC via EDGAR on October 15, 2008, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of September, 2009.

SINOBIOPHARMA, INC. (Registrant)
By:	/s/ Lequn Lee Huang
Lequn Lee Huang
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lequn Lee Huang Lequn Lee Huang	President, CEO, CFO, Treasurer & Director	September 14, 2009
/s/ Xuejun Chen Xuejun Chen	Senior Vice President & Director	September 14, 2009
/s/ Jianguo Wang Jianguo Wang	Secretary & Director	September 14, 2009
/s/ Yuanwei Chen Yuanwei Chen	Director	September 14, 2009
/s/ Martin Shen Martin Shen	Director	September 14, 2009

EXHIBIT INDEX

Exhibit #		Page#

10.18	Maximum Amount Loan Agreement between Dong Ying China and the Bank of Communications, Nantong Branch, dated Jan. 19, 2009	●

10.19	Maximum Mortgage Contract between Dong Ying China and the Community Bank, Nantong Branch, dated Jan. 19, 2009	●

21.1	List of Subsidiaries	●

31.1	Certificate pursuant to Rule 13a-14(a).	●

31.2	Certificate pursuant to Rule 13a-14(a).	●

32.1	Certificate pursuant to 18 U.S.C. Section 1350.	●

32.2	Certificate pursuant to 18 U.S.C. Section 1350.	●

99.11	Certificate of Patent for Atracurium freeze-dried composition issued by the State Intellectual Property Office of the People’s Republic of China on August 26, 2009.	●