Form 10-Q
period 2009-08-31
Sinobiopharma, Inc.
filed 2009-10-15
CIK 1403612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009.
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                                    to

Commission File Number :                   333-144910

SINOBIOPHARMA, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3002371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Zhong Tian Road Nantong City, Jiangsu Province, China (Address of principal executive offices)	226009 (Zip Code)

011-86-51-385328336
(Registrant’s telephone number, including area code) Not Applicable (Former name, former address and former fiscal year, if changed since last report)

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
☐ Yes        ☐ No*
*The registrant has not yet been phased into the interactive data requirements.

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
☐ Yes        ☒ No

80,020,000 shares of common stock with a par value of $0.0001 issued and outstanding as of October 15, 2009.

TABLE OF CONTENTS

USE OF NAMES

In this quarterly report, the terms “Sinobiopharma”, “Company”, “we”, or “our”, unless the context otherwise requires, mean Sinobiopharma, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions.  These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements.  Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.  The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•	dependence on key personnel;
•	competitive factors;
•	degree of success of research and development programs;
•	the operation of our business; and
•	general economic conditions in the United States and China.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINOBIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(US Dollars)

	August 31,	May 31,
	2009	2009
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$771,970	$891,132
Accounts receivable, net of allowance for doubtful accounts	306,503	214,178
Inventories	555,174	547,317
Advance payments	645,373	293,585
Other receivables	435,832	-
Total Current Assets	2,714,852	1,946,212

Property and Equipment, at cost- net of Accumulated Depreciation	2,721,246	2,691,258

Intangible assets, net	1,298,658	1,318,973

	$6,734,756	$5,956,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	265,565	655,064
Short-term bank loans	1,461,732	732,000
Loans from government	1,866,585	1,844,193
Due to shareholders	549,242	1,169,032
Advance from customers	160,382	136,755
Other payables	1,032,728	642,568
Total Current Liabilities	5,336,234	5,179,612

STOCKHOLDERS' EQUITY
Common stock; $0.0001 par value; 2,500,000,000 shares authorized; Issued and outstanding 80,020,000 shares at August 31,2009 and 79,920,000 shares at May 31, 2009	8,002	7,992
Additional paid-in capital	8,622,951	8,254,991
Retained earnings	(7,474,111)	(7,711,278)
Accumulated other comprehensive income	241,680	225,126
Total Stockholders' Equity	1,398,522	776,831

	$6,734,756	$5,956,443

See accompanying notes to the unaudited consolidated financial statements

SINOBIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(US DOLLARS)

	Three Months Ended August 31,
	2009	2008
SALES	$1,293,764	$931,203
COST OF GOODS SOLD	330,841	318,775

GROSS PROFIT	962,923	612,428

Selling expenses	84,168	78,012
Research and development	64,302	97,404
Depreciation and amortization	110,041	75,656
Stock-based compensation	324,125	426
General and administrative expenses	88,151	142,473
	670,787	393,971

INCOME FROM OPERATIONS	292,136	218,457

OTHER INCOME (EXPENSE)
Interest income	1,852	65
Interest expense	(56,428)	(70,659)
Other income(expense)	(393)	-
TOTAL OTHER INCOME (EXPENSES)	(54,969)	(70,594)

INCOME BEFORE INCOME TAX EXPENSE	237,167	147,863

INCOME TAX EXPENSE	-	-

NET INCOME	237,167	147,863

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign Currency Translation Adjustment	16,554	(8,090)

COMPREHENSIVE INCOME	$253,721	$139,773

Net income (loss) per share:
Basic and Diluted	$0.00	0.00

Weighted average shares used in computation:
Basic and Diluted	79,977,609	40,000,000

See accompanying notes to the unaudited consolidated financial statements

SINOBIOPHARMA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(US DOLLARS)

	Three Months Ended August 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$237,167	$147,863
Adjustments to reconcile net loss to net cash provided (used) in operating activities
Depreciation and amortization	110,041	75,656
Stock based compensation	324,125	426
Imputed interest expenses on shareholders' loans	10,845	19,691
Amortization of discount in interest expenses	25,244	39,385
Stock based payment	33,000	-
Changes in assets and liabilities:
Accounts receivable, net	(92,636)	(94,828)
Inventories	13,258	37,920
Other receivables, net	(142,670)	7,833
Advances to suppliers	(645,229)	-
Accounts payable	(145,755)	70,649
Deposit received	23,833	(153,036)
Other payables	69,619	31,091

Net Cash (Used in) Provided by Operating Activities	(179,158)	182,650

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(125,924)	(6,120)

Net Cash Used in Investing Activities	(125,924)	(6,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	1,461,408	-
Proceeds from share capital	-	20,000
Proceeds from shareholder loans	(610,021)	-
Repayment of bank loans	(730,704)	(285,600)
Repayment of loans by related parties	-	5,712
Loans received from shareholders	-	8,698
Net Cash Provided by (Used in) Financing Activities	120,683	(251,190)

EFFECT OF FOREIGN CURRENCY FLUCTUATION ON CASH AND CASH EQUIVALENTS	65,237	(9,775)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(119,162)	(84,435)

CASH AND CASH EQUIVALENTS - BEGINNING	891,132	267,327

CASH AND CASH EQUIVALENTS - ENDING	$771,970	$182,892

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$35,911	$-

See accompanying notes to the unaudited consolidated financial statements

SINOBIOPHARMA, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

1.	ORGANIZATION ANDDESCRIPTION OF BUSINESS

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

Effective July 29, 2008, the Company under its original name of Buzz Media, Ltd. incorporated a subsidiary, “Sinobiopharma, Inc.” with an investment of $0.001 and merged with it. for the sole purpose of changing the name of the Company. As a result, the Company changed its name from “Buzz Media Ltd.” to “Sinobiopharma, Inc.”.

Effective July 29, 2008, the Company effected a fifty (50) for one (1) forward stock split of its authorized, issued and outstanding common stock. As a result, the Company’s authorized capital increased from 50,000,000 shares of common stock with a par value of $0.0001 to 2,500,000,000 shares of common stock with a par value of $0.0001. The Company’s issued and outstanding share capital increased as a result of the split from 2,000,010 shares of common stock to 100,000,500 shares of common stock. Share capital figures are presented in these financial statements giving retroactive effect to the stock split and accordingly all share capital figures are presented on a post-split basis as if the split had been affected upon inception.

On August 19, 2008, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Dongying Pharmaceutical Co, Limited (“Dongying BVI”), a company organized under the laws of the Territory of the British Virgin Islands, and all the shareholders of Dongying BVI, whereby the Company agreed to acquire 100% of the issued and outstanding shares in the capital of Dongying BVI through the issuance of approximately 40,000,000 shares of common stock of the Company in aggregate to the shareholders of Dongying BVI on a pro rata basis in accordance with each Dongying BVI shareholders’ percentage of ownership in Dongying BVI. The Share Exchange Agreement closed on September 22, 2008.

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

Dong Ying China was incorporated under the laws of the People’s Republic of China in 2003. Dong Ying China’s business is the development, manufacture and sale of pharmaceutical products in China. There are two product lines currently manufactured and sold as at August 31, 2009 and several other potential products in various stages of research and development. The product lines currently sold are Cisatracurium Besylate, a skeletal muscle relaxant, and Clindamycin Hydrochloride, an antibiotic for penicillin-allergic patients. In May 2008 the Company discontinued production and sale of its Perphenazine product, an anti-psychotic drug, due to the cost of manufacturing this product exceeding the market price. Perphenazine accounted for 14% of sales revenue in the year ended May 31, 2008. Dong Ying China’s offices and manufacturing facility are in owned premises located on land used under license in Nantong, China and its research and development is carried out in Nanjing, China.

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

For the first quarter ended August 31, 2009, the Company had a net income of $237,167, but the cumulative losses since commencement of operations is amounting to $7,474,111 and has negative working capital as of August 31, 2009, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieve a consistently profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

These financial statements do not give effect to adjustments to the amounts and classifications to assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change of Reporting Entity

As a result of the Share Exchange closed on September 22, 2008, the former Dongying BVI shareholders owned a majority of the common stock of the Company. The transaction was regarded as a reverse merger whereby Dongying BVI was considered to be the accounting acquirer as its shareholders retained control of the Company after the Share Exchange, although the Company is the legal parent company. As such, Dongying BVI (and its historical financial statements) is the continuing entity for financial reporting purpose. Financial Statements have been prepared as if Dongying BVI had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the financial statements of the Company and its subsidiaries. The accompanying unaudited consolidated balance sheet as of August 31, 2009, unaudited consolidated statements of income and comprehensive income for the three months ended August 31, 2009 include Sinobiopharma, Inc. and its directly owned subsidiaries, Dongying BVI, Big Global and Dong Ying China. The Company’s unaudited consolidated statements of income and comprehensive income and cash flows for the three months ended August 31, 2008 consist of the financial results of Dongying BVI and its directly owned subsidiaries, Big Global and Dong Ying China.

All significant intercompany transactions and balances are eliminated on consolidation.

The accompanying unaudited consolidated financial statements as of August 31, 2009 and for the three months ended August 31, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X applicable to smaller reporting companies. In the opinion of management, the accompanying unaudited consolidated interim financial statements include all adjustments considered necessary to ensure the financial statements are not misleading. Management has evaluated subsequent events that have occurred through October 15, 2009, the date of issuance of the accompanying interim financial statements as of and for the three months ended August 31, 2009.

The unaudited consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended May 31, 2009 that are included in the Company’s 2009 annual report on 10-K filed with the Securities and Exchange Commission.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurement” (FAS 157). While this statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures. FAS157 is effective for the Company beginning in fiscal 2008, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis, and is effective beginning in fiscal 2009, for fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of FAS 157 has no material impact on the Company’s financial statement.

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations , and FASB Statement No. 160, No controlling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 . SFAS No. 141(R) and No. 160 require most identifiable assets, liabilities, no controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require no controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with no controlling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all no controlling interests, including any that arose before the effective date.  In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies , which amends and clarifies FAS141(R) to address application issues on initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. Other than the change in presentation of no controlling interests, the adoption of FAS 141(R) and FAS 160 has no impact on the Company’s financial statement.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (FAS 165). The statement established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. FAS 165 is effective for the Company beginning in this second quarter of fiscal 2009.

3. ACCOUNTS RECEIVABLE

Trade accounts receivable consists of receivable for sales of product on credit. Accounts receivable as at August 31, 2009 and May 31, 2009 was $306,503 and 214,178 respectively.

	August 31, 2009 (Unaudited)	May 31, 2009 (Audited)

Accounts receivable	$308,652	$246,515
Allowance for doubtful accounts	(2,149)	(32,337)
	$306,503	$214,178

4. OTHER RECEIVABLES

The total amount include $423,902 receivable from Agricultural Bank of China representing the overnight lending made on August 31, 2009, the lending bear no interest and due on September 1, 2009. Agricultural Bank of China paid back to the company the whole amount on September 1, 2009.

The rest $11,930 is the prepaid expenses to Agricultural Bank of China.

5. INVENTORIES

Inventories at August 31, 2009 and May 31, 2009 consist of the following:

	August 31, 2009 (Unaudited)	May 31, 2009 (Audited)

Raw materials	$257,985	$401,782
Goods in process	59,272	-
Finished goods	237,917	145,535

	$555,174	$547,317

6. PROPERTY AND EQUIPMENT

Property and equipment at August 31, 2009 and May 31, 2009 consist of the following:

	August 31, 2009 (Unaudited)	May 31, 2009 (Audited)
Buildings	$1,987,124	$1,990,207
Land use right	404,879	405,507
Manufacturing equipment	782,143	769,317
Office furniture and equipment	86,911	79,391
Road and grounds	212,461	212,791
Vehicles	83,197	10,011
Leasehold improvement	31,089	-
	3,587,804	3,467,224
Less: Accumulated depreciation	866,558	775,966

	$2,721,246	$2,691,258

The depreciation expense for three months ended August 31, 2009 and August 31, 2008 was $89,884 and $55,195 respectively.

The Company’s land license, road and grounds and buildings with carrying value of $2,053,853 are pledged as collateral for the loan from the Agricultural Bank of China. The face value of the loan is RMB10,000,000 ($1,462,000). The loan bears interest at the rate of 5.31% per annum paid monthly. The loan is due for repayment in half May 12, 2010 and June 9, 2010.

7. INTANGIBLE ASSETS

Intangible assets consist of the cost of purchased rights to manufacture and sell the company’s products. The rights were acquired by the Company from two companies owned 25% and 30% by the Company’s shareholder. The rights have unlimited duration. The amounts related to particular products are as follow:

	August 31, 2009 (Unaudited)	May 31, 2009 (Audited)

Cisatracurium Besylate	$732,000	$732,000
Perindopril (manufacturing permit pending)	732,000	732,000
	1,464,000	1,464,000
Less: Accumulated amortization	165,342	145,027

	$1,298,658	$1,318,973

Amortization for the three months ended August 31, 2009 and August 31, 2008 in the amount of $20,157 and $20,461 is included in Depreciation and Amortization expense.

8. SHORT TERM BANK LOAN

As of May 31, 2009, the balance RMB 5,000,000($732,000) represents loan from Bank of Communications and it has been repaid in full at June 8, 2009. The loan bears interest at the rate of 6.37% per annum paid monthly.

On June 10, 2009 the Company received a loan in the amount of RMB 10,000,000 (approximately $1,462,000) from the Agricultural Bank of China. The loan bears interest at the rate of 5.31% per annum paid monthly. The loan is due for repayment in half May 12, 2010 and June 9, 2010. The Company’s land license, road and grounds and buildings with carrying value of $2,053,853 are pledged as collateral for this loan.

The interest expense from bank loans for the three months ended August 2009 and 2008 was $20,339 and $11,583.

9. LOANS FROM GOVERNMENT

The Company has a loan from the Nantong Economic and Technology Development Zone Administration. The loan bears no interest. The original principal amount of the loan was RMB20million ($2,923,464 at the exchange rate applicable at August 31, 2009) and was due for repayment in full in March 2007. During 2007 the Company repaid RMB3,000,000($438,520 at the exchange rate applicable at August 31, 2009).  In December 2007 the Company was granted an extension of the due date to December 31, 2008. During the year ended December 31, 2008 the Company repaid RMB2,000,000 ($292,346 at the exchange rate applicable at August 31, 2009). On February 1, 2009 the Company repaid another RMB2,000,000 ($292,346 at the exchange rate applicable at August 31, 2009) and the Company was granted an extension to December 31, 2009 over the remainder of the loan RMB13, 000, 000 ($1,900,251 at the exchange rate applicable at August 31, 2009)

Since the loan bears no interest, the obligation is carried at its net present value using interest rates equal to the prevailing Bank of China one-year rate at the time the loan was received (5.6% in 2004, applied in respect of the 2006 year) or the date the extension was effective (6.4% in March 2007, applied in respect of the 2007 and 2008 years, 5.6% in February, 2009, applied in respect of the 2009 year). Loan interest expense included in the accounts for the three months ended August 31, 2009 in the amount of $25,244 (three months ended August 31, 2008 - $39,385) is determined as the amortization on the interest method basis of the discount over the remaining period to maturity of the loan.

The present value of the total government loan was $1,866,585 as of August 31, 2009 and $1,844,193 as of May 31, 2009.

10. SHAREHOLDER LOANS

Shareholder loans carry the value of $549,242 and $1,169,032 at August 31, 2009 and May 31, 2009. The loans are all due to Mr. Lequan Huang, the principle shareholder of the Company and do not bear interest and have no stated repayment terms.

Imputed interest of $10,845 and $19,691 three months ended August 31, 2009 and August 31, 2008 has been recorded on the shareholder loans at prevailing Bank of China one-year rate, (5.6% in 2009 and 7.3% in 2008). The net interest calculated is included in interest expense and has been recorded as additional paid-in capital since the imputed interest is not payable.

11. RELATED PARTY TRANSACTIONS AND BALANCES

The Company has a right of first refusal to purchase rights to any new products developed by two companies owned 25% and 30% by the Company’s CEO (also a shareholder), at prices to be negotiated at the time. All of the Company’s intangible assets ($1,464,000 at cost) have been purchased from those related companies.

In July 2008, the Company has signed a contract to purchase the technology of L-Alanyl-L-Glutamine from Meisujining Technology Limited Company (Owned 25% by the Company’s CEO also a shareholder) for the total price of RMB2,000,000 ($292,346), the company paid RMB1,733,333 ($253,367), and recorded as advanced payment.

In July 2009, the Company has signed a contract with Meisujining Technology Limited Company to purchase the technology of gabexate mesilate for the total price of RMB 5,000,000 ($730,866). The Company has paid RMB2, 500,000 ($365,433) in August 2009 and booked as advanced payment.

In August 2009, the Company has signed a technical support contract of Perindopril rocuronium with SUJI Bio-Medical (Research and Development Limited Company (Owned 30% by the Company’s CEO also a shareholder) for the total price of RMB8,000,00 ($1,169,385). The term of contract is from Oct 2010 to Jan 2015. The Company has accrued RMB400, 000 ($58,469) for the three months ended August 31, 2009 as research and development expenses according to the contract.

12. CONCENTRATIONS AND CREDIT RISK

At August 31, 2009 and May 31, 2009, the Company had a credit risk exposure of cash in banks of approximately $771,970 and $891,132 respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institution in the PRC with acceptable credit rating.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

(1)	Our main products include Clindamycin Hydrochloride and Cisatracurium Besylate which accounted for 100% of the Company’s total sales.

	Three months ended August 31,
	2009 (Unaudited)		2008 (Unaudited)
	Amount of Sales	% of Total Sales	Amount of Sales	% of Total Sales
Clindamycin Hydrochloride 0.75g	$17,342	1%	21,792	2%
Clindamycin Hydrochloride 0.90g	36,025	3%	24,216	3%
Cisatracurium Besylate 5mg	1,240,397	96%	885,195	95%
Total	$1,293,764	100%	931,203	100%

(2)	Customers accounted for over 10% of the Company’s total sales are as follows:

	Three months ended August 31,
	2009		2008
	(Unaudited)		(Unaudited)
	Amount of sales	% of Total Sales	Amount of sales	% of Total Sales
Customer A	$1,948,718	22%	$227,472	25%
Customer B	$1,454,871	16%	$-	0%

(3)   One supplier accounted for 69% ($266,681) and 10% ($32,000) of the Company’s total purchase for the three months ended August 31, 2009 and August 31, 2008. The materials that the company is purchasing from that supplier are Tetrahydropapaverine Hydrocholide, DMPEA and Homoveratric acid which are in the fully competitive market and can easily be purchased from other suppliers.

13. INCOME TAXES

The Company’s operating subsidiary Dongying China is not subject to Chinese enterprise income taxes in 2009 due to a two-year tax holiday for wholly-owned foreign enterprises. The Company’s Chinese operations will be subject to enterprise income tax starting from January 1, 2010. The Company is subject to United States income tax to the extent of its operations in the United States. The Company had no U.S. income tax expense in 2008 or 2009 due to net losses.

Significant components of deferred income tax assets as a result of the net losses in U.S. are as follows:

	2009	2008
Operating losses carried forward	$303,274	$193,072
Valuation allowance	(303,274)	(193,072)

Net deferred income tax assets	$-	$-

The Company has tax losses carried forward for United States tax purposes of approximately $567,858 which will expire in 2029 if not utilized.

14. COMMON STOCK

On July 10, 2009 the Company issued 100,000 common shares to Emissary Capital Group LLC in exchange of financial advisory and independent equity research consultation. The common stock par value is $0.0001 and the market price on July 10, 2009 as fair value is $0.33. No cash proceed will be paid to the Company for this issuance.

15. STOCK-BASED COMPENSATION

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

A summary of the Company’s stock option activities is presented below:

	Number of options	Weighted Average Exercise Price Per Share	Weighted Average Grant- date Fair Value Per Share	Aggregate Intrinsic Value

Options Outstanding,
June 1, 2009	2,525,000	$1.8	$1.28	$100,000
Options granted:
August 31, 2009	2,525,000	$1.8	$1.28	$100,000

Compensation cost related to options to vest in the future will be recognized as the related options vest.  As of August 31, 2009, all the outstanding options have been vested as follows:

Vested options are as follows:
	Number outstanding	Total fair value	Weighted average grant- date fair value per share
Options vested ,
August 31, 2009	2,525,000	$3,241,250	$1.28

If not previously exercised or canceled, options outstanding at August 31, 2009 will expire as follows:

	Range of Exercise Prices		Number	Weighted average
Expiry Date	High	Low	of Shares	exercise price

September 29, 2013	$1.80	$1.80	1,800,000	$1.80
October 2, 2013	$1.80	$1.80	500,000	$1.80
October 22, 2013	$1.80	$1.80	225,000	$1.80

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

16.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share for the period indicated:

	Three months ended
	August 31, 2009	August 31, 2008
	(Unaudited)	(Unaudited)
Numerator used in basic net income per share:
Net income	$237,167	147,863
Shares (denominator):
Weighted average common shares outstanding	79,977,609	40,000,000
Weighted average common shares outstanding used in computing diluted net income per ordinary share	79,977,609	40,000,000
Net income per common share-basic	$0.00	0.00
Net income per common share-diluted	$0.00	0.00

As of August 31, 2009, the Company had 2,525,000 common share equivalents outstanding that could potentially dilute basic income per share in the future, but which were excluded in the computation of diluted income per share in the periods presented, as their effect would have been anti-dilutive.

17.  SUBSEQUENT EVENTS

Management has considered all events occurring through October 15, 2009, the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.

ITEM 2 . MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this quarterly report.  This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Overview

The Company, through its operating subsidiary Dong Ying China, is involved in the Chinese biopharmaceutical industry. We are engaged in the research, development, manufacture and marketing of biopharmaceutical products in China. The company has developed new methods for synthesis of active pharmaceutical ingredient (“API”) and innovative drug delivery (new formulation) that dramatically reduces the time and cost of drug development. Our current therapeutic focus is on anesthesia-assisted agents and cardiovascular drugs. Our R&D focus is new, innovative methods of synthesizing compounds more rapidly at lower cost, and/or improved drug formulation with enhanced usability.

Results of Operations

The Company realized a net income of $237,167 for the three months ended August 31, 2009, as compared to $147,863 for the three months ended August 31, 2008.

Sales revenues and cost of sales

Sales revenue increased 39% to $1,293,764 for the three months ended August 31, 2009, from $931,203 for the three months ended August 31, 2008.  Gross profit increased 57% to $962,923 (74% of sales revenue) for the three months ended August 31, 2009, from $612,428 (66% of revenue) for the three months ended August 31, 2008.  The increase in sales volume and the improvement in gross margin are both due to growth in sales of Cisatracurium Besylate.  Sales of this product increased to $1,240,405 for the three months ended August 31, 2009, from $865,407 for the three months ended August 31, 2008, representing 96% of sales revenue and 95% of sales revenue for the three months ended August 31, 2009, and August 31, 2008, respectively.  At the same time, as volume has increased, cost of manufacturing Cisatracurium Besylate has decreased which also contributed to the increased gross margin.

Operating Expenses

The operating expenses for the three months ended August 31, 2009 is $670,787, representing a 70% increase as compared to $393,971 for the three months ended August 31, 2008.  The most significant category of expenses was for the stock-based compensation of $324,125 for the three months ended August 31, 2009, compared to $426 for the three months ended August 31, 2008. As of August 31, 2009, all the stock options have been fully vested and expensed.

The Company incurred $88,151 in general and administrative expenses for the three months ended August 31, 2009, and decrease from $142,473 for the three months ended August 31, 2008.  The decrease is attributed to the expense spent on the reverse takeover activities in the three months ended August 31, 2008.

The Research and development expenses declined 34% from $97,404 for the three months ended August 31, 2008 to $64,302 for the three months ended August 31, 2009. That’s because after years of development, the technology became mature and the research and development expenses decreased correspondingly.

Liquidity and Capital Resources

The Company had $771,970 in cash at August 31, 2009.  The Company had a working capital deficiency of $2,621,382 at August 31, 2009.  The Company has insufficient cash available to sustain operations.  The operations of Dong Ying China have generated profits for the three months ended August 31, 2009, but not in a sufficient amount to enable Dong Ying China to pay current debt due for repayment.  The Company plans to raise capital through equity finance to provide cash to pay debt of Dong Ying China, fund further drug product development and to launch new products. The company is also working in developing markets for the existing products to increase sales and positive cash flow. In addition, management has arranged a line of credit of RMB 10,000,000 (approximately $1,464,000) with a Chinese bank and is involved in negotiations for a possible extension of the due date of the interest-free loan.

Net cash used in the operating activities for the three months ended August 31, 2009 was $179,158 compared to the net cash provided in the operating activities of $182,650 for the three months ended August 31, 2008, a decrease of $361,808. The decrease was attributed to the deposit for the purchase of the new technologies in the amount of $645,229 during the three months ended August 31, 2009 which net the accrual of stock compensation for the amount $324,125 for the three months ended August 31, 2009. Net cash used in the investment activities for the three months ended August 31, 2009 and 2008 was $125,924 and $6,120 respectively. The Company has purchased more fixed assets in the three months period ended August 31, 2009 than in the same period last year.

Net cash provided by the financing activities for the three months ended August 31, 2009 was $120,683 and net cash used in the financing activities for the three months ended August 31, 2008 was $251,190. The difference was because during the three months ended August 31, 2009 period, the Company had generated cash of $851,387 from net borrowing, and repaid the bank loan in the amount of $730,704. The payment for the loan during the three months ended August 31, 2008 amounted to $285,600.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES.

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

As of August 31, 2009, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) lack of a formal whistleblower policy. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.
We plan to create a position to segregate duties consistent with control objectives and plan to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us; and

2.
We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended August 31, 2009.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibit List

31.1	Certificate pursuant to Rule 13a-14(a)
31.2	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. §1350
32.2	Certificate pursuant to 18 U.S.C. §1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINOBIOPHARMA, INC. (Registrant)
Date: October 15, 2009	By: /s/ Lequn Lee Huang
Lequn Lee Huang
President, CEO, Treasurer and Director (Principal Executive Officer)