Form 10-Q
period 2009-11-30
Sinobiopharma, Inc.
filed 2010-01-14
CIK 1403612

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number: 333-144910

SINOBIOPHARMA, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-3002371
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

8 Zhong Tian Road
Nantong City, Jiangsu Province, the People’s Republic of China 226009
 (Address of principal executive offices)

011 - (86) 51-385328336
(Registrant’s telephone number, including area code)

Copies to:
Gregory Sichenzia, Esg.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Floor
New York, New York 10006
Phone: (212) 930-9700
Fax: (212) 930-9725

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [   ]  No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 97,520,000 shares of common stock, $.0001 par value, were outstanding as of January 14, 2010.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SINOBIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2009	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$365,168	$891,132
Notes receivable	70,910	5,505
Accounts receivables, net	639,409	208,673
Inventories	755,314	547,317
Advance payments	42,193	39,825
Other receivables	7,322	-
Total Current Assets	1,880,316	1,692,452

Advance payment for intangible assets to related party	986,063	253,760

Property, plant and equipment, net	2,778,694	2,691,258

Intangible assets, net	1,282,767	1,318,973

TOTAL ASSETS	$6,927,840	$5,956,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payables	$416,542	$655,064
Short-term bank loans	732,225	732,000
Loans from government	1,895,354	1,844,193
Amounts due to shareholders	508,113	1,169,032
Advance from customers	146,578	136,755
Amounts due to related party	256,279	256,200
Other payables	490,674	386,368
Total Current Liabilities	4,445,765	5,179,612
Commitments and Contigencies

STOCKHOLDERS' EQUITY
Common stock; $0.0001 par value; 2,500,000,000 shares authorized; 80,020,000 shares issued and outstanding at November 30,2009 and 79,920,000 shares at May 31, 2009	8,002	7,992
Additional paid-in capital	8,627,970	8,254,991
Accumulated deficit	(6,400,562)	(7,711,278)
Accumulated other comprehensive income	246,665	225,126
Total Stockholders' Equity	2,482,075	776,831

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,927,840	$5,956,443

See accompanying notes to the consolidated financial statements

SINOBIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
SALES	$2,137,471	$971,173	$3,431,235	$1,902,376
COST OF GOODS SOLD	417,163	360,421	748,004	679,196

GROSS MARGIN	1,720,308	610,752	2,683,231	1,223,180

OPERATING EXPENSES
Selling expenses	165,185	89,323	249,353	167,335
Research and development	222,411	33,015	286,713	130,419
Depreciation and amortization	40,516	28,317	150,557	103,973
General and administrative expenses	168,042	1,444,164	580,318	1,587,063
	596,154	1,594,819	1,266,941	1,988,790

INCOME/(LOSS) FROM OPERATIONS	1,124,154	(984,067)	1,416,290	(765,610)

OTHER INCOME/(EXPENSES)
Interest income	3,322	631	5,174	696
Interest expense	(53,657)	(56,814)	(110,085)	(127,473)
Other expenses	(269)	(4,989)	(662)	(4,989)
	(50,604)	(61,172)	(105,573)	(131,766)

INCOME/(LOSS) BEFORE INCOME TAX EXPENSE	1,073,550	(1,045,239)	1,310,717	(897,376)

INCOME TAX EXPENSE	-	-	-	-

NET INCOME/(LOSS)	1,073,550	(1,045,239)	1,310,717	(897,376)

OTHER COMPREHENSIVE INCOME

Foreign Currency Translation Adjustment	4,985	15,931	21,540	7,841

COMPREHENSIVE INCOME/(LOSS)	$1,078,535	$(1,029,308)	$1,332,257	$(889,535)

Earnings/(loss) per share:
Basic and diluted	$0.01	$(0.01)	$0.02	$(0.01)
Weighted average shares used in computation:
Basic and diluted	80,020,000	79,900,000	79,998,689	79,900,000

See accompanying notes to the  consolidated financial statements

SINOBIOPHARMA, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended November 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$1,310,717	$(897,376)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Depreciation and amortization	204,661	154,576
Loss on disposition of property and equipment	-	426
Stock-based compensation	324,125	972,375
Imputed interest expense on shareholders' loans	15,864	40,167
Amortization of discount in interest expense	50,509	72,471
Consulting fee by issuing stock	33,000	-
Loss from discount of no-interest loan	-	4,768
Changes in assets and liabilities:
Notes receivable	(65,405)	-
Accounts receivable, net	(429,977)	(152,602)
Inventories	(185,604)	2,183
Advance payments	(2,599)	(3,953)
Other receivables	(6,405)	-
Accounts payable	(238,459)	172,747
Advance from customers	9,749	(150,711)
Other payables	103,933	104,520
Net Cash Provided by Operating Activities	1,124,109	319,591

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(254,582)	(84,615)
Advance payement for purchase of intangible assets to related party	(731,317)	(253,760)
Net Cash Used in Investing Activities	(985,899)	(338,375)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	1,461,408	-
Subscription received for issuing stock	-	20,000
Repayment (proceeds) from shareholder loans	(651,694)	162,694
Repayment of bank loans	(1,462,021)	(288,000)
Net Cash Used in Financing Activities	(652,307)	(105,306)

EFFECT OF FOREIGN CURRENCY FLUCTUATIONON CASH	(11,867)	3,901

NET DECREASE IN CASH AND CASH EQUIVALENTS	(525,964)	(120,189)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	891,132	267,327

CASH AND CASH EQUIVALENTS - ENDING OF PERIOD	$365,168	$147,138

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$54,896	$-
Non-cash investing and financing activities
100,000 common shares issued in exchange of consulting service received	$33,000	$-

See accompanying notes to the consolidated financial statements

SINOBIOPHARMA, INC. AND SUBSIDIARIES
Notes to The Consolidated Financial Statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Effective July 29, 2008, the Company under its original name of Buzz Media, Ltd. incorporated a subsidiary, “Sinobiopharma, Inc.” with an investment of $0.001 and merged with it for the sole purpose of changing the name of the Company. As a result, the Company changed its name from “Buzz Media Ltd.” to “Sinobiopharma, Inc.”.

Effective July 29, 2008, the Company effected a fifty (50) for one (1) stock split of its authorized, issued and outstanding common stock. As a result, the Company’s authorized capital increased from 50,000,000 shares of common stock with a par value of $0.0001 to 2,500,000,000 shares of common stock with a par value of $0.0001. The Company’s issued and outstanding share capital increased as a result of the split from 2,000,010 shares of common stock to 100,000,500 shares of common stock. Share capital figures are presented in these financial statements giving retroactive effect to the stock split and accordingly all share capital figures are presented on a post-split basis as if the split had been affected upon inception.

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

Dong Ying China was incorporated under the laws of the People’s Republic of China in 2003. Dong Ying China’s business is the development, manufacture and sale of pharmaceutical products in China. There are two product lines currently manufactured and sold as of November 30, 2009 and several other potential products in various stages of research and development. The product lines currently sold are Cisatracurium Besylate, a skeletal muscle relaxant, and Clindamycin Hydrochloride, an antibiotic for penicillin-allergic patients. In May 2008 the Company discontinued production and sale of its Perphenazine product, an anti-psychotic drug, due to the cost of manufacturing this product exceeding the market price. Perphenazine accounted for 14% of sales in the year ended May 31, 2008. Dong Ying China’s offices and manufacturing facility are in owned premises located on land used under license in Nantong, China and its research and development is carried out in Nanjing, China.

On August 20, 2008, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with the Company’s former majority shareholder, effective concurrently with the closing of the Share Exchange Agreement.  Pursuant to the Share Purchase Agreement, the former majority shareholder acquired all of the capital of Buzz Media, Ltd. (“Buzz Nova Scotia”), the wholly-owned subsidiary of the Company incorporated in the Province of Nova Scotia, Canada, in exchange for the payment of $10.00.

On July 10, 2009, the Company issued 100,000 shares to Emissary Capital Group, LLC in accordance with the terms of the Financial Advisory and Independent Equity Research Consulting Agreement, dated June 24, 2009 entered into between the Company and Emissary Capital Group, LLC for the financial advisory and independent equity research consultation service the Company received from Emissary Group, LLC. The total issued and outstanding common shares after this offering became 80,020,000 shares.

Basis of presentation – going concern

These consolidated financial statements of Sinobiopharma, Inc. (the “Company”) have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business through December 1, 2010.

For the six months period ended November 30, 2009, the Company had a net income of $1,310,717, but had the cumulative losses since commencement of operations of $6,400,562 and negative working capital of $2,565,449 as of November 30, 2009, which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieve a consistently profitable level of operations.  There are no assurances that the Company will be successful in achieving these goals.

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

Principles of Consolidation and Basis of Presentation

The accompanying  consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the financial statements of the Company and its subsidiaries. The accompanying  consolidated balance sheet as of November 30, 2009, consolidated statements of income and comprehensive income for the three months and six months ended September 30, 2009 include Sinobiopharma, Inc. and its directly owned subsidiaries, Dongying BVI, Big Global and Dong Ying China. The accompanying consolidated balance sheet as of November 30, 2008, consolidated statements of operations and comprehensive income for the three months and six months ended September 30, 2008 consisted the following: the Company’s consolidated statements of operations and comprehensive income for the three months ended August 31, 2008 consist of the financial results of Dongying BVI and its directly owned subsidiaries, Big Global and Dong Ying China;  the Company’s consolidated statements of operations and comprehensive income for the three months ended November 30, 2008 consist of the financial results of Sinobiopharma, Inc. and its directly owned subsidiaries, Dongying BVI, Big Global and Dong Ying China.

All significant intercompany transactions and balances are eliminated on consolidation.

The accompanying consolidated financial statements as of November 30, 2009 and for the three months and six months ended November 30, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X applicable to smaller reporting companies. In the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature (or a description of the nature and amount of any adjustments other than normal recurring adjustments).  The consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended May 31, 2009 that are included in the Company’s 2009 annual report on 10-K filed with the Securities and Exchange Commission.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB Establishes Accounting Standards Codification
In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our second-quarter 2010 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

Fair Value Accounting
In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (ASC Topic 820) which defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. This guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. It does not expand or require any new fair value measures; however the application of this statement may change current practice. We adopted this guidance for financial assets and liabilities effective January 1, 2008 and for non financial assets and liabilities effective January 1, 2009. The adoption did not have a material effect on our financial condition or results of operations.
In April 2009, the FASB issued the following updates that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

•
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC Topic 820-10-65). This update relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to exercise judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

•
FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC topic 320-10-65). This update applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) all other amounts (recorded in Other comprehensive income).

•
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC Topic 320-10-65). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis.

The adoption of these updates will not have a material effect on our financial condition or results of operations.

In August 2009, FASB issued ASU No. 2009-05 which amends Fair Value Measurements and Disclosures – Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required.

Business Combinations and Noncontrolling Interests
In 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (ASC Topic 805). This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose the information necessary to evaluate and understand the nature and financial effect of the business combination. We adopted this guidance effective January 1, 2009 and have applied it to all business combinations prospectively from that date. The impact of ASC 805 on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

In April 2009, the FASB issued Staff Position No. FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC Topic 805-20). This updated guidance amended the accounting treatment for assets and liabilities arising from contingencies in a business combination and requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, measurement should be based on the best estimate in accordance with SFAS No. 5, “Accounting for Contingencies” (ASC Topic 405). This updated guidance was effective January 1, 2009.

In 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”, (ASC Topic 810-10-65). This guidance requires companies to present noncontrolling (minority) interests as equity (as opposed to a liability) and provided guidance on the accounting for transactions between an entity and noncontrolling interests. In addition, it requires companies to report a consolidated net income (loss) measure that includes the amount attributable to such noncontrolling interests. We adopted this guidance effective January 1, 2009. The adoption did not have a material effect on our financial condition or results of operations.

In June 2009, the FASB issued the following standards:

•
SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” (ASC Topic 810-10). This updated guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This update is effective for our fiscal year beginning January 1, 2010 and we are currently evaluating the impact of adopting this update on our consolidated financial statements.

•
SFAS No. 166, “Accounting for Transfers of Financial Assets”, (ASC Topic 810). This updated guidance removed the concept of a qualifying special-purpose entity and removed the exception from applying consolidation guidance to these entities. This update also clarified the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. ASC Topic 810 is effective for our fiscal year beginning on January 1, 2010. We are currently evaluating the impact of adopting this update on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting this date, that is, whether this date represents the date the financial statements were issued or were available to be issued. This guidance was effective for our second quarter ended November 30, 2009.

During 2009, the FASB has issued several ASU’s – ASU No. 2009-02 through ASU No. 2009-15. Except for ASU’s No. 2009-05 discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

3. NOTES RECEIVALBE

Notes receivable of $70,910 as of November 30, 2009 and $5,505 as of May 31, 2009 represents bank acceptance notes the Company received from customers for sales of products. The notes are with maturity duration of 3 months or 6 months, and are accepted by banks.

4. ACCOUNTS RECEIVABLE

Accounts receivable consists of receivable for sales of product on credit. Accounts receivable as at November 30, 2009 and May 31, 2009 was $639,409 and $208,673 respectively.

	November 30, 2009 (Unaudited)	May 31, 2009

Accounts receivable	$639,409	$241,010
Allowance for doubtful accounts	-	(32,337)
	$639,409	$208,673

Allowance for doubtful accounts movement for six months ended November 30, 2009:

	May 31, 2009	Provision	Reverse	Write-off	November 30, 2009
Allowance for doubtful accounts	(32,337)	-	16,814	15,523	-

5. INVENTORIES

Inventories at November 30, 2009 and May 31, 2009 consist of the following:

	November 30, 2009 (Unaudited)	May 31, 2009

Raw materials	$559,028	$401,782
Goods in process	82,519	-
Finished goods	113,767	145,535

	$755,314	$547,317

6. ADVANCE PAYMENTS

$42,193 and $39,825 of advance advance payments as of November 30, 2009 and May 31, 2009 is payment in advance to suppliers of the Company’s raw materials.

7. ADVANCE PAYMENT FOR INTANGIBE ASSETS TO RELATED PARTY

$986,063 and $253,760 due from related party represents the prepayments the Company made to Meisujining (Manjing) Technology Company Limited, a company 25% owned by the Company’s CEO and shareholder Mr. Lequn Huang for purchase of two technologies of new products manufacturing. As of November 30, 2009, the Company has not obtained the technologies.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at November 30, 2009 and May 31, 2009 consist of the following:

	November 30, 2009 (Unaudited)	May 31, 2009
Buildings	$1,990,207	$1,990,207
Land use right	405,507	405,507
Manufacturing equipment	908,674	769,317
Office furniture and equipment	90,553	79,391
Road and grounds	212,791	212,791
Vehicles	83,349	10,011
Leasehold improvement	31,147	-
	3,722,228	3,467,224
Less: Accumulated depreciation	943,534	775,966

	$2,778,694	$2,691,258

The depreciation expense for six months ended November 30, 2009 and November 30, 2008 was $166,221  and $123,931  respectively. The depreciation expense for three months ended November 30, 2009 and November 30, 2008 was $76,337 and $68,736 respectively.

The Company’s land use right, road and grounds and buildings with carrying value of $2,053,853 are pledged as collateral for the loan from the Agricultural Bank of China. (See Note 10).

9. INTANGIBLE ASSETS

Intangible assets consist of the cost of technology and licenced rights to manufacture and sell the company’s products. The technology and rights were acquired by the Company from two companies owned 25% and 30% by a Company’s shareholder. The technology and rights have an estimated useful life of  20 years. The amounts related to particular products are as follow:

	November 30, 2009 (Unaudited)	May 31, 2009

Cisatracurium Besylate	$732,000	$732,000
Perindopril (manufacturing permit pending)	732,000	732,000
	1,464,000	1,464,000
Less: Accumulated amortization	181,233	145,027

	$1,282,767	$1,318,973

Amortization for the six months ended November 30, 2009 and November 30, 2008 in the amount of $38,440  and $30,645 is included in Depreciation and Amortization expense.
Amortization for the three months ended November 30, 2009 and November 30, 2008 in the amount of $18,283 and $10,184 is included in Depreciation and Amortization expense.

10. SHORT TERM BANK LOAN

The RMB5,000,000 ($732, 225) short term bank loan as of  November 30, 2009 represents the loan from the Agricaltural Bank of China. On June 10, 2009 the Company received a loan in the amount of RMB 10,000,000 (approximately $1,462,000) from the Agricultural Bank of China. The loan bears interest at the rate of 5.31% per annum paid monthly. The loan is due for repayment in half May 12, 2010 and June 9, 2010. The Company paid RMB5,000,000 on November 13, 2009. The Company’s land use right, road and grounds and buildings with carrying value of $2,053,853 are pledged as collateral for this loan as of November 30, 2009.

As of May 31, 2009, the balance RMB 5,000,000($732,000) represents loan from Bank of Communications and it has been repaid in full at June 8, 2009. The loan bears interest at the rate of 6.37% per annum paid monthly.

The interest expense from bank loan for the three months ended November 30, 2009 and 2008 was $23,355 and $3,252; and for the six months ended November 30, 2009 and 2008 was $43,739 and $14,835.

11. LOANS FROM GOVERNMENT

The Company has a loan from the Nantong Economic and Technology Development Zone Administration. The loan bears no interest. The original principal amount of the loan was RMB20million ($2,928,900 at the exchange rate applicable at November 30, 2009) and was due for repayment in full in March 2007. During 2007 the Company repaid RMB3,000,000($439,335 at the exchange rate applicable at November 30, 2009).  In December 2007 the Company was granted an extension of the due date to December 31, 2008. During the year ended December 31, 2008 the Company repaid RMB2,000,000 ($292,890 at the exchange rate applicable at November 30, 2009). On February 1, 2009 the Company repaid another RMB2,000,000 ($292,890 at the exchange rate applicable at November 30, 2009) and the Company was granted an extension to December 31, 2009 over the remainder of the loan RMB13,000,000 ($1,903,786 at the exchange rate applicable at November 30, 2009). The Company repaid RMB3,000,000 ($439,335 at the exchange rate applicable at November 30, 2009) in December 2009, and was granted an extension to December 31, 2010 over the remaining of the loan RMB10,000,000 ($1,464,451 at the exchange rate applicable at November 30, 2009).

Since the loan bears no interest, the obligation is carried at its net present value using interest rates equal to the prevailing Bank of China one-year rate at the time the loan was received (5.6% in 2004, applied in respect of the 2006 year) or the date the extension was effective (6.4% in March 2007, applied in respect of the 2007 and 2008 years, 5.6% in February, 2009, applied in respect of the 2009 year). Loan interest expense included in the accounts for the three months ended as of  November 30, 2009 and 2008 was $25,244 and $33,086; and for the six months ended November 30, 2009 and 2008 was in the amount of $50,488 and $72,471 which is determined as the amortization on the interest method basis of the discount over the remaining period to maturity of the loan.

The present value of the total government loan was $1,895,354 as of November 31, 2009 and $1,844,193 as of May 31, 2009.

12. SHAREHOLDER LOANS

Shareholder loans carry the value of $508,113 and $1,169,032 at November 30, 2009 and May 31, 2009. The loans are $102,553 at November 30, 2009 and $102,521 at May 31, 2009 due to Peter Chen, a shareholder of the company, and $405,560 at November 30, 2009 and $1,066,511 at May 31, 2009 due to Mr. Lequan Huang, the majority shareholder of the Company. The loans do not bear interest and have no stated repayment terms.

Imputed interest has been recorded on the shareholder loans at prevailing Bank of China one-year rate, (5.6% in 2009 and 7.3% in 2008).  The imputed interest for three months ended as of November 30, 2009 and 2008 was $5,013 and $20,476, for six months ended as of November 30, 2009 and 2008 was $15,858 and $40,167.  The net interest calculated is included in interest expense and has been recorded as additional paid-in capital since the imputed interest is not payable.

13. DUE TO RELATED PARTY

$256,297 and $256,200 due to related party as of November 30, 2009 and May 31, 2009, respectively, represents the payable to Meisujining (Manjing) Technology Company Limited for a technology the Company purchased in October 2007.

The above amounts are unsecured and non-interest bearing, and has no defined payment terms.

14. OTHER PAYABLES

$490,674 and $386,368 other payables as of November 30, 2009 and May 31, 2009, respectively, represents the deposits received from customers, payroll payables, accrued professional fees and VAT payables.

15. INCOME TAXES

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

The Company has a deferred tax asset on net operating losses of approximately $310,623 as of November 30, 2009. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company does not have a sufficient operation in the United States to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance of $310,623 was established for the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should the Company start operation in the United States in future periods with supportable trend, the valuation allowance will be reversed accordingly.

16. COMMON STOCK

On July 10, 2009 the Company issued 100,000 common shares to Emissary Capital Group LLC in exchange of financial advisory and independent equity research consultation. The common stock par value is $0.0001 and the market price on July 10, 2009 as fair value is $0.33. No cash proceed will be paid to the Company for this issuance.

17. STOCK-BASED COMPENSATION

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

On September 29, 2008, the Company granted to certain directors, officers and consultants of the Company in aggregate 1,800,000 stock options having an exercise price of $1.80 per share and an expiry date of five years from the date of grant.  These stock options have vesting provisions of 10% on the date of grant and 10% on the last day of each month thereafter beginning on October 31, 2008.  The total vesting period is 9 months.

On October 2, 2008, the Company granted to certain mid-level managers of Dong Ying China in aggregate 500,000 stock options having an exercise price of $1.80 per share and an expiry date of five years from the date of grant.  These stock options have vesting provisions of 10% on the date of grant and 10% on the last day of each month thereafter beginning on October 31, 2008. The total vesting period is 9 months.

On October 22, 2008, the Company granted to a scientific consultant and advisory board member of the Company 225,000 stock options having an exercise price of $1.80 per share and an expiry date of five years from the date of grant.  These stock options have vesting provisions of 10% on the date of grant and 10% on the last day of each month thereafter beginning on October 31, 2008. The total vesting period is 9 months.

A summary of the Company’s stock option activities is presented below:

	Number of options	Weighted Average Exercise Price Per Share	Weighted Average Grant- date Fair Value Per Share

Options Outstanding,
June 1, 2009- November 30, 2009	2,525,000	$1.8	$1.28

Compensation cost related to options was recognized as the related options vest. The vesting period was the requisite service period for each option holder. The stock-based compensation cost was $0 and $972,375 for the three months ended November 30, 2009 and 2008, and $324,125 and $972,801 for the six months ended November 30, 2009 and 2008. As of November 30, 2009, all the outstanding options have been vested as follows:

Vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant- date fair value per share
Options vested ,
June 1, 2009	2,272,500	$2,917,125	$1.28
Vesting	252,500	324,125	1.28
November 30, 2009	2,525,000	$3,241,250	$1.28

If not previously exercised or canceled, options outstanding at November 30, 2009 will expire as follows:

	Range of Exercise Prices		Number	Weighted average
Expiry Date	High	Low	of Shares	exercise price

September 29, 2013	$1.80	$1.80	1,800,000	$1.80
October 2, 2013	$1.80	$1.80	500,000	$1.80
October 22, 2013	$1.80	$1.80	225,000	$1.80

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

18.  EARNINGS/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income per share for the period indicated:

	Three months ended
	November 30, 2009	November 30, 2008
	(Unaudited)	(Unaudited)
Numerator used in basic net income per share:
Net income/(loss)	$1,073,550	(1,045,239)
Shares (denominator):
Weighted average common shares outstanding	80,020,000	79,900,000
Weighted average common shares outstanding used in computing diluted earnings/(loss) per ordinary share	80,020,000	79,900,000
Earnings/(loss) per common share-basic	$0.01	(0.01)
Earnings/(loss) per common share-diluted	$0.01	(0.01)

	Six months ended
	November 30, 2009	November 30, 2008
	(Unaudited)	(Unaudited)
Numerator used in basic net income per share:
Net income/(loss)	$1,310,717	(897,376)
Shares (denominator):
Weighted average common shares outstanding	79,998,689	79,900,000
Weighted average common shares outstanding used in computing diluted earnings/(loss) per ordinary share	79,998,689	79,900,000
Earnings/(loss) per common share-basic	$0.02	(0.01)
Earnings/(loss) per common share-diluted	$0.02	(0.01)

As of November 30, 2009, the Company had 2,525,000 common share equivalents outstanding that could potentially dilute basic income per share in the future, but which were excluded in the computation of diluted income per share in the periods presented, as their effect would have been anti-dilutive due to the fact that the weighted average exercise price per share of the stock option is higher than the weighted average market price per share of the common stock during the three months and six months ended November 30, 2009.

19. RELATED PARTY TRANSACTIONS AND BALANCES

The Company has a right of first refusal to purchase rights to any new product developed by two companies (Meisujining (Manjing) Technology Company Limited, 25% owned by the Company’s CEO and shareholder Mr. Lequn Huang; and Bio-Medical Research and Development Limited Company, 30% owned by Mr. Lequn Huang) at prices to be negotiated at the time. All of the Company’s intangible assets ($1,464,000 at cost) as of  November 30, 2009 have been purchased from those related companies.

In July 2008, the Company signed a contract to purchase the technology of L-Alanyl-L-Glutamine from Meisujining (Manjing) Technology Company Limited for the total price of RMB2,000,000 ($292,346), the company paid RMB1,733,333 ($253,838) as prepayment, and recorded as due from replated party as of November 30, 2009.

In July 2009, the Company signed a contract with Meisujining (Nanjing) Technology Company Limited to purchase the technology of gabexate mesilate for the total price of RMB5,000,000 ($732,225). The Company has paid RMB 5,000,000 ($732,225) in August 2009 as prepayment, and booked as due from related party as of November 30, 2009.

In October 2007, the Company purchased the technology of Perindopril from Meisujining (Nanjing) Technology Company Limited for RMB5,000,000 ($732,225). As of November 30, 2009 and May 31, 2009, RMB1,750,000 ($256,279) is unpaid to Meisujining (Nanjing) Technology Company Limited.

The above amounts are unsecured and non-interest bearing, and has no defined payment terms.

Shareholder loans carry the value of $508,113 and $1,169,032 at November 30, 2009 and May 31, 2009. The loans are $102,553 at November 30, 2009 and $102,521 at May 31, 2009 due to Peter Chen, a shareholder of the company; and $405,560 at November 30, 2009 and $1,066,511 at May 31, 2009 due to Mr. Lequan Huang, the majority shareholder of the Company. The loans do not bear interest and have no stated repayment terms.

20. COMMITMENTS

In August 2009, the Company signed a technical support contract of Perindopril rocuronium with SUJI Bio-Medical Research and Development Limited Company (30% owned by the Company’s CEO and shareholder Mr. Lequn Huang) for the total price of RMB8,000,00 ($1,169,385). As of November 30, 2009, the Company has paid RMB1,800,000 ($263,112) and is commited to pay the remaining of RMB6,200,000 ($906,273) before Jan 2015.

21. CONCENTRATIONS AND CREDIT RISK

At November 30, 2009 and May 31, 2009, the Company had a credit risk exposure of cash in banks of $365,168 and $891,132 respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institution in the PRC with acceptable credit rating.

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

(1)	Our main products include Clindamycin Hydrochloride and Cisatracurium Besylate which accounted for 100% of the Company’s total sales.

	Three months ended November 30,
	2009 (Unaudited)		2008 (Unaudited)
	Amount of Sales	% of Total Sales	Amount of Sales	% of Total Sales
Clindamycin Hydrochloride 0.75g	$17,387	1%	$22,927	2%
Clindamycin Hydrochloride 0.90g	62,908	3%	48,262	5%
Cisatracurium Besylate 5mg	2,057,176	96%	899,984	93%
Total	$2,137,471	100%	$971,173	100%

	Six months ended November 30,
	2009 (Unaudited)		2008 (Unaudited)
	Amount of Sales	% of Total Sales	Amount of Sales	% of Total Sales
Clindamycin Hydrochloride 0.75g	$34,729	1%	$44,719	2%
Clindamycin Hydrochloride 0.90g	98,933	3%	72,478	4%
Cisatracurium Besylate 5mg	3,297,573	96%	1,785,179	94%
Total	$3,431,235	100%	$1,902,376	100%

(2)	Customers accounted for over 10% of the Company’s total sales are as follows:

	Three months ended November 30,
	2009		2008
	(Unaudited)		(Unaudited)
	Amount of sales	% of Total Sales	Amount of sales	% of Total Sales
Customer A	$902,108	42%	$92,731	10%
Customer B	277,847	13%	173,866	18%
Total	$1,179,955	55%	$266,597	28%

	Six months ended November 30,
	2009		2008
	(Unaudited)		(Unaudited)
	Amount of sales	% of Total Sales	Amount of sales	% of Total Sales
Customer A	$1,114,724	32%	$320,204	17%
Customer B	562,634	16%	173,865	9%
Total	$1,677,358	48%	$494,069	26%

(3)   One supplier accounted for 53% ($536,005) and 37% ($275,165) of the Company’s total purchase for the six months ended November 30, 2009 and November 30, 2008. The materials that the company is purchasing from that supplier are Tetrahydropapaverine Hydrocholide, DMPEA and Homoveratric acid which are in the fully competitive market and can easily be purchased from other suppliers.

22. RECLASSIFICATION

$5,505 bank accepted notes hold by the Company, previously included in the balance of accounts receivable as of May 31, 2009, has been reclassified into notes receivable.

$253,760 advance payement for purchase of intangible assets, previously included in the balance of advance payments  as current assets as of May 31, 2009, has been reclassified into advance payment for purchase of intangible assets as long-term assets.

$256,200 due to related party, previously included in the balance of other payables as of May 31, 2009, has been reclassified into due to related party.

23.  SUBSEQUENT EVENTS

On December 18, 2009, the Company's wholly-owned subsidiary DongYing China entered into three intellectual property transfer agreements with Meisu Jining Science and Technology (Nanjing) Limited Company for transfer of the approval certificates to engage in clinical trials for the drug Epleronone and its tablet and capsule forms in China.  As consideration for Intellectual Property to DongYing, the Company issued an aggregate of 9,500,000 shares of the Company's common stock to Meisu Jining Science and Technology (Nanjing) Limited Company.

On December 22, 2009, the Company's wholly-owned subsidiary DongYing China entered into a patent transfer agreement with Lei Wang, a third party, and Lequn Huang, the Company's chief executive officer and director, for the transfer of a patent, "Composition for Lyophilized Powder of Atracurium," jointly owned by Mr. Wang and Mr. Huang. As consideration for the patent, the Company issued 8,000,000 shares of the Company's common stock, of which the value is determined at the market price of the date, to Mr. Wang and further agreed to: (i) undertake its commercially reasonable best efforts to seek shareholder, board, and relevant governmental approval to authorize a class of blank check preferred stock, and (ii) following the effectiveness of the authorization of blank check preferred stock, designate and issue such number of shares of preferred stock as to give Mr. Huang approximately 51% of the voting rights and 0% of the equity rights of the Company. Should the Company fail to obtain sufficient approval to authorize any preferred stock after having made commercially reasonable best efforts to do so, Mr. Huang waived his right to redress under the dispute settlement terms of the agreement.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Cautionary Notice Regarding Forward-Looking Statements

In this quarterly report, references to “Sinobiopharma,” “SNBP,” “the Company,” “we,” “our,” “us,” and the Company’s wholly-owned subsidiary, “Dong Ying China,” refer to Sinobiopharma, Inc.

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

The nature of our business makes predicting the future trends of our revenue, expenses, and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

•	the effect of political, economic, and market conditions and geopolitical events;
•	legislative and regulatory changes that affect our business;
•	the availability of funds and working capital;
•	the actions and initiatives of current and potential competitors;
•	investor sentiment; and
•	our reputation.

We do not undertake any responsibility to publicly release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by any forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this Report.

Overview

The Company, through its operating subsidiary Dong Ying China, is involved in the Chinese biopharmaceutical industry. We are engaged in the research, development, manufacture and marketing of biopharmaceutical products in China. The company has developed new methods for synthesis of active pharmaceutical ingredient (“API”) and innovative drug delivery (new formulation) that dramatically reduces the time and cost of drug development. Our current therapeutic focus is on anesthesia-assisted agents and cardiovascular drugs. Our R&D focus is new, innovative methods of synthesizing compounds more rapidly at lower cost, and/or improved drug formulation with enhanced usability. In November 2009, we got the final approval from all authourities for the production and sales of our new drug Perindopril with brand name of Yitai. Yitai is a cardiovascular drug used for the patients with heart disease and high blood pressure. It is covered by Chinese health insurance.

Results of Operations

The Company realized a net income of $1,073,550 for the three months ended November 30, 2009, as compared to a net loss of $1,045,239 for the three months ended November 30, 2008, and a net income of $1,310,717 for the six months ended November 30, 2009, as compared to a net loss of $897,376 for the six months ended November 30, 2008.

Sales and cost of goods sold

Sales increased 120% to $2,137,471 for the three months ended November 30, 2009, from $971,173 for the three months ended November 30, 2008.  Gross margin increased 182% to $1,720,308 (80% of sales) for the three months ended November 30, 2009, from $610,752 (63% of sales) for the three months ended November 30, 2008.

Sales increased 80% to $3,431,235 for the six months ended November 30, 2009, from $1,902,376 for the six months ended November 30, 2008.  Gross margin increased 119% to $2,683,231 (78% of sales) for the six months ended November 30, 2009, from $1,223,180 (64% of sales) for the six months ended November 30, 2008.

The increase in sales was due to the continuing growth in sales of Cisatracurium Besylate.  Sales of this product increased to $3,297,573 for the six months ended November 30, 2009, from $1,785,179 for the six months ended November 30, 2008, representing 96% of sales and 93% of sales for the six months ended November 30, 2009, and November 30, 2008, respectively.  The improvement in gross margin is attributable to that, as volume increased, the unit cost of manufacturing Cisatracurium Besylate has decreased. The improvement in gross margin is also attributable to an increase in the price of Cisatracurium Bestylate for the sales to a certain distributor, because this distributor only provides potential customer contact information to us, while all the marketing effort, quantity and delivery term negotiation were conducted by ourselves. Since this distributor is GSP licenced, the sales has to go through them first to get to the final customer.

Operating Expenses

The operating expenses for the three months ended November 30, 2009 were $596,154, representing a 63% decrease as compared to $1,594,819 for the three months ended November 30, 2008.  Operating expenses for the six months ended November 30, 2009 were $1,266,941, a decrease of 36% as compared to $1,988,790 for the six months ended November 30, 2008.

The decrease is primarily attributable to the decrease of $648,676 in the stock-based compensation of $324,125 for the six months ended November 30, 2009, compared to $972,801 for the six months ended November 30, 2008. The stock options have been fully vested and expensed as of August 31, 2009. There was no stock-based compensation expense for the three months ended November 30, 2009, as compared to $972,375 for the three months ended November 30, 2008.

The decrease in operating expenses was also due to the reduction of general and administrative expenses other than stock-based compensation which was $168,042 and $256,193 for the three months and six months ended November 30, 2009 respectively as compared to $471,789 and $614,262 for the three months and six months ended November 30, 2008 respectively. The reason for the higher general and administrative expenses for the three and six months ended November 30, 2008 were primarily due to  the reverse takeover activities which required a substantial amount of legal, accounting and audit work.

Research and development expenses increased $189,396 from $33,015 for the three months ended November 30, 2008 to $222,411 for the three months ended November 30, 2009, and increased $156,294 from $130,419 for the six months ended November 30, 2008 to $286,713 for the six months ended November 30, 2009. The increase was mainly due to the technology consulting expenses related to the new drug that the Company is ready for production in November 2009 and expenditures related to the research and development of new drugs during the three month period ended November 30, 2009.

Other expense decreased $10,568 from $61,172 for the three months ended November 30, 2008 to $50,604 for the three months ended November 30, 2009, and decreased $26,193 from $131,766 for the six months ended November 30, 2008 to $105,573 for the six months ended November 30, 2009.  The decrease was due to the decreased balance of the shareholder loan which resulted in decreased imputed interest expenses.

Net income increased $2,118,789 from net loss of $1,045,239 for the three months ended November 30, 2008 to net income of $1,073,550 for the three months ended November 30, 2009, and increased $2,208,093from net loss of $897,376 for the six months ended November 30, 2008 to net profit of $1,310,717 for the six months ended November 30, 2009. The increase in net income was due to the increase in sales and decrease of the stock-based compensation expense.

Liquidity and Capital Resources

The operations of Dong Ying China have generated profits for the three months ended November 30, 2009, but not in a sufficient amount to enable Dong Ying China to pay current debt due for repayment.  The Company had $365,168 in cash at November 30, 2009.  The Company had a working capital deficiency of $2,565,449 at November 30, 2009. The Company plans to raise capital through equity finance to provide cash to pay debt of Dong Ying China, fund further drug product development and to launch new products. The company is also working in developing markets for the existing products to increase sales and positive cash flow. In addition, management has arranged a line of credit of RMB 10,000,000 (approximately $1,464,000) with a Chinese bank and is involved in negotiations for a possible extension of the due date of the interest-free loan.

Net cash provided in the operating activities for the six months ended November 30, 2009 was $1,124,109 compared to the net cash provided in the operating activities of $319,591 for the six months ended November 30, 2008, an increase of $804,518. The increase is primarily attributable to the increase in net income of $2,208,093 which was offset by decrease in stock based compensation of $648,250, an increase in change in notes receivable and accounts receivable for the amount of $342,780 due to the increase in sales for the six months ended November 30, 2009 compared to the six months ended November 30, 2008, and a decrease in the change in accounts payables for the amount of $411,206 due to our faster payments to suppliers.

Net cash used in the investment activities for the six months ended November 30, 2009 and 2008 was $985,899 and $338,375, respectively. The increase is primarily attributable to an increase in amounts in due from related party with respect to  the deposit for the purchase of the new technologies in the amount of $477,557. The Company has purchased $169,967 more fixed assets in the six months period ended November 30, 2009 than in the same period of last year.

Net cash used in the financing activities for the six months ended November 30, 2009 was $652,307 and net cash used in the financing activities for the six months ended November 30, 2008 was $105,306. During the six months ended November 30, 2009 period, the Company had paid shareholder loans of $651,941 compared to an increase in shareholder loans of $162,694 in the six months ended November 30, 2008. Tthe company has also reduced the bank loans outstanding by $288,000 during the six months ended November 30, 2008, and has repaid bank loan in the amount of $1,462,021 for the six months ended November 30, 2009.

Short Term Loans

On June 10, 2009,  the Company received a loan in the amount of RMB 10,000,000 (approximately $1,462,000) from the Agricultural Bank of China. The loan bears interest at the rate of 5.31% per annum paid monthly. The loan is due for repayment in two equal installments on May 12, 2010 and June 9, 2010. The Company paid RMB5,000,000 on November 13, 2009. The Company’s land use right, road and grounds and buildings with carrying value of $2,053,853 are pledged as collateral for this loan as of November 30, 2009.

On January 19, 2009, the Company received a loan in the amount of RMB5,000,000 (approximately $732,000) from the Bank of Communications.  The loan is due January 19, 2010 and bears interest at the rate of 6.37% per annum paid monthly.  This loan was repaid in full at June 8, 2009.

The interest expense from the above-mentioned banks loan for the three months ended November 30, 2009 and 2008 was $23,355 and $3,252; and for the six months ended November 30, 2009 and 2008 was $43,739 and $14,835.

Long-Term Loan

The Company has a loan from the Nantong Economic and Technology Development Zone Administration. The loan bears no interest. The original principal amount of the loan was RMB20million ($2,928,900 at the exchange rate applicable at November 30, 2009) and was due for repayment in full in March 2007. During 2007 the Company repaid RMB3,000,000($439,335 at the exchange rate applicable at November 30, 2009).  In December 2007 the Company was granted an extension of the due date to December 31, 2008. During the year ended December 31, 2008 the Company repaid RMB2,000,000 ($292,890 at the exchange rate applicable at November 30, 2009). On February 1, 2009 the Company repaid another RMB2,000,000 ($292,890 at the exchange rate applicable at November 30, 2009) and the Company was granted an extension to December 31, 2009 over the remainder of the loan RMB13,000,000 ($1,903,786 at the exchange rate applicable at November 30, 2009). The Company repaid RMB3,000,000 ($439,335 at the exchange rate applicable at November 30, 2009) in December 2009, and was granted an extension to December 31, 2010 over the remaining of the loan RMB10,000,000 ($1,464,451 at the exchange rate applicable at November 30, 2009).

Loan interest expense incurred for this loan during the three months ended as of  November 30, 2009 and 2008 was $25,244 and $33,086; and for the six months ended November 30, 2009 and 2008 was in the amount of $50,488 and $72,471.

The present value of the total government loan was $1,895,354 as of November 30, 2009 and $1,844,193 as of May 31, 2009.

Shareholder Loans

Shareholder loans carry the value of $508,113 and $1,169,032 at November 30, 2009 and May 31, 2009. The loans are $102,553 at November 30, 2009 and $102,521 at May 31, 2009 due to Peter Chen, a shareholder of the company; and $405,560 at November 30, 2009 and $1,066,511 at May 31, 2009 due to Mr. Lequan Huang, the majority shareholder of the Company. The loans do not bear interest and have no stated repayment terms.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

N/A.

Item 4.	Controls and Procedures.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Lequn Huang, the Company’s Chief Executive Officer (“CEO”), and Xinjie Mu, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended November 30, 2009. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  The Company’s CEO and CFO also conluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports required to to be filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

During our assessment of the effectiveness of internal control over financial reporting as of May 31, 2009, management identified significant deficiencies related to (1) the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in the potential for ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) lack of a formal whistleblower policy.  However, management believes that these deficiencies do not amount to a material weakness. Therefore, our internal controls over financial reporting were effective as of May 31, 2009.

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

In October 2009, we engaged Xinjie Mu as chief financial officer of the Company. Mr. Mu, a certified public accountant, has extensive experience in internal control and U.S. GAAP reporting compliance, and, together with our chief executive officer, oversees and manages our financial reporting process and required training of the accounting staff.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We believe that the foregoing steps will remediate the deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statement as of November 30, 2009.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. We are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the SEC. Since management has concluded that no errors or restatements have occurred and believes that controls were in place during the 2008 quarters that would detect or prevent a material misstatement in our consolidated financial statements, management has concluded that that there was not a material weakness in controls.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended November 30, 2009.  Based on that evaluation, our CEO and CFO concluded that, other than the appointment of a new CFO as disclosed above, no change occurred in the Company's internal controls over financial reporting during the quarter ended November 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

To our knowledge, there is no material litigation pending or threatened against us.

Item 1A.  Risk Factors.

N/A.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

To our knowledge, there are no material defaults upon senior securities.

Item 4.  Submission of Matters to a Vote of Securities Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)	Exhibits

31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINOBIOPHARMA, INC.

Dated: January 14, 2010	By:	/s/ Lequn Huang
Name: Lequn Huang
Title: President, CEO, Treasurer and Director

Dated: January 14, 2010	By:	/s/ Xinjie Mu
Name: Xinjie Mu
Title: Chief Financial Officer and Director