Form 10-Q
period 2010-02-28
Sinobiopharma, Inc.
filed 2010-04-13
CIK 1403612

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number:  333-144910

SINOBIOPHARMA, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-3002371
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

8 Zhong Tian Road
Nantong City, Jiangsu Province, the People’s Republic of China 226009
 (Address of principal executive offices)

011 - (86) 51-385328336
(Registrant’s telephone number, including area code)

Copies to:
Gregory Sichenzia, Esq.
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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]  No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 117,587,608 shares of common stock, $.0001 par value, were outstanding as of April 13, 2010.

ii

iii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

SINOBIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 28,	May 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$790,142	$891,132
Accounts receivable, net	1,131,625	208,673
Notes receivable	-	5,505
Inventories	835,901	547,317
Advance payments	210,730	39,825
Other receivables	298,904	-
Total Current Assets	3,267,302	1,692,452

Advance payment for intangible assets to a shareholder	987,780	253,760

Property, plant and equipment, net	2,772,304	2,691,258

Intangible assets, net	4,387,849	1,318,973

	$11,415,235	$5,956,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$369,391	$655,064
Short-term bank loans	220,050	732,000
Loans from government	1,420,569	1,844,193
Amounts due to shareholder	256,725	1,169,032
Advances from customers	102,946	136,755
Amounts due to Related party	-	256,200
Income taxes payable	97,136	-
Other payables	290,297	386,368
Total Current Liabilities	2,757,114	5,179,612

Commitments and Contigencies
STOCKHOLDERS' EQUITY
Common stock; $0.0001 par value; 2,500,000,000 shares authorized; 117,587,608 shares issued and outstanding at February 28, 2010 and 79,920,000 shares at May 31, 2009	11,759	7,992
Additional paid-in capital	13,853,827	8,254,991
Accumulated deficit	(5,459,339)	(7,711,278)
Accumulated other comprehensive income	251,874	225,126
Total Stockholders' Equity	8,658,121	776,831

	$11,415,235	$5,956,443

See accompanying notes to the consolidated financial statements

SINOBIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009

SALES	$1,993,412	$813,326	$5,424,647	$2,715,702
COST OF GOODS SOLD	380,799	221,015	1,128,803	900,211

GROSS MARGIN	1,612,613	592,311	4,295,844	1,815,491

OPERATING EXPENSES
Selling expenses	144,956	116,148	394,309	283,483
Research and development	30,683	27,352	317,396	157,771
Depreciation and amortization	59,241	22,591	209,798	126,564
General and administrative expenses	358,165	1,199,268	938,483	2,786,331
	593,045	1,365,359	1,859,986	3,354,149

INCOME/(LOSS) FROM OPERATIONS	1,019,568	(773,048)	2,435,858	(1,538,658)

OTHER INCOME/ (EXPENSES)
Interest income	1,896	363	7,070	1,059
Interest expense	(38,193)	(53,544)	(148,278)	(181,017)
Other expenses	55,048	100,913	54,386	95,924
	18,751	47,732	(86,822)	(84,034)

INCOME/(LOSS) BEFORE INCOME TAX EXPENSE	1,038,319	(725,316)	2,349,036	(1,622,692)

INCOME TAX EXPENSE	(97,096)	-	(97,096)	-

NET INCOME/(LOSS)	941,223	(725,316)	2,251,940	(1,622,692)

OTHER COMPREHENSIVE INCOME/(LOSS)

Foreign Currency Translation Adjustment	5,209	4,438	26,748	12,279

COMPREHENSIVE INCOME /(LOSS)	$946,432	$(720,878)	$2,278,688	$(1,610,413)

Earnings/ (loss) per share:
Basic and diluted	$0.01	$(0.01)	$0.03	$(0.02)
Weighted average shares used in computation:
Basic and diluted	104,117,920	79,900,000	87,950,083	79,900,000

See accompanying notes to the consolidated financial statements

SINOBIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended Feb 28,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$2,251,940	$(1,622,692)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operation activities
Depreciation and amortization	318,412	226,739
Loss on disposition of property and equipment	-	426
Stock-based compensation	324,125	1,944,750
Imputed interest expense on shareholders' loans	15,864	56,722
Amortization of discount in interest expenses	68,235	105,311
Common shares issued for consulting services	33,000	-
Gain from discount of no-interest loans	(55,694)	(96,364)
Changes in assets and liabilities:
Notes receivable	5,600	-
Accounts receivable, net	(920,879)	(135,538)
Inventories	(264,843)	12,992
Advance payments	(170,993)	-
Other receivables	(297,856)	(194,091)
Accounts payable	(286,315)	(206,796)
Advance from customers	(34,120)	(206,828)
Income taxes payable	97,096	-
Other payables	(96,856)	146,138
Net Cash Provided by Operating Activities	986,716	30,769

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(323,472)	(138,320)
Advance payments for purchase of intangible assets	(731,317)	-
Net Cash Used in Investing Activities	(1,054,789)	(138,320)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	2,194,608	731,000
Subscription received for issuing stock	-	20,000
(Repayment) proceeds from shareholder loans	(651,694)	162,694
Repayment of bank loans	(3,148,381)	(576,800)
Repayments of loans by related parties	-	5,712
Proceeds from common stock issued	1,600,000	-
Payment for common stock issuance costs	(15,000)	-
Net Cash (Used in)/Provided by Financing Activities	(20,467)	342,606

EFFECT OF FOREIGN CURRENCY FLUCTUATION ON CASH	(12,450)	(1,171)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(100,990)	233,884

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	891,132	267,327

CASH AND CASH EQUIVALENTS - ENDING OF PERIOD	$790,142	$501,211

Supplemental cash flow information:
Cash paid for interest expense	$54,896	$-
Non-cash investing and financing activities
100,000 common shares issued in exchange of consulting service received	$33,000	$-
17,500,000 common shares issued in exchange of intangible assets	$3,136,500	$-
4,234,275 common shares issued to settle debts	$508,113	$-

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

On July 14, 2008 the Company’s President and majority shareholder sold all of her 62.5% interest in the Company, to an unrelated individual. On the same day, she resigned from all of her positions as officer and director of the Company and the purchaser was appointed the sole director and officer of the Company.

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

On August 19, 2008, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Dongying Pharmaceutical Co, Limited (“Dongying BVI”), a company organized under the laws of the Territory of the British Virgin Islands, and all the shareholders of Dongying BVI, whereby the Company agreed to acquire 100% of the issued and outstanding shares of Dongying BVI through the issuance of approximately 40,000,000 shares of common stock of the Company in aggregate to the shareholders of Dongying BVI on a pro rata basis in accordance with each Dongying BVI shareholder’s percentage of ownership in Dongying BVI. The Share Exchange Agreement closed on September 22, 2008.

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

Dong Ying China was incorporated under the laws of the People’s Republic of China in 2003. Dong Ying China’s business is the development, manufacture and sale of pharmaceutical products in China. There are three product lines currently as of February 28, 2010 and several other potential products in various stages of research and development. The product lines currently commercialized are Cisatracurium Besylate, a skeletal muscle relaxant, Clindamycin Hydrochloride, an antibiotic for penicillin-allergic patients and Perindopril, a cardiovascular drug. Dong Ying China’s offices and manufacturing facility are in owned premises located on land used under license in Nantong, China and its research and development is carried out in Nanjing, China.

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

On July 10, 2009, the Company issued 100,000 shares at a price of $0.33 to Emissary Capital Group, LLC in accordance with the terms of the Financial Advisory and Independent Equity Research Consulting Agreement, dated June 24, 2009 entered into between the Company and Emissary Capital Group, LLC for the financial advisory and independent equity research consulting service the Company received from Emissary Group, LLC.

On December 18, 2009, the Company authorized its wholly-owned subsidiary Dong Ying China entered into three intellectual property transfer agreements with Meisu Jining Science and Technology (Nanjing) Limited Company for transfer of the approval certificates to engage in clinical trials for the drug Eplerenone and its tablet and capsule forms in China (‘Intellectual Property”).  As consideration for Intellectual Property to Dong Ying China, the Company issued an aggregate of 9,500,000 unregistered shares of the Company's common stock which at a price of $0.1870 per share and $1,776,500 was recorded to Meisu Jining Science and Technology (Nanjing) Limited Company on the same day. As a result of this transaction, Meisu Jining Science and Technology (Nanjing) Limited Company became the shareholder of the company 8%. (See Note 9 and 16).

On December 22, 2009, the Company authorized its wholly-owned subsidiary Dong Ying China entered into a patent transfer agreement with Lei Wang employee of  Dong Ying China and Lequn Huang, the Company's chief executive officer and director, for the transfer of a patent, "Composition for Lyophilized Powder of Atracurium," jointly owned by Mr. Wang and Mr. Huang. As consideration for the patent, the Company issued 8,000,000 unregistered shares of the Company's common stock on the same day which at a price of $0.17 per share and $1,360,000 was recorded, to Mr. Wang and agreed prior to issuance of the preferred stock to Mr. Huang, the Company shall: (i) undertake its commercially reasonable best efforts to seek shareholder, board, and relevant governmental approval to authorize a class of blank check preferred stock, and (ii) following the effectiveness of the authorization of blank check preferred stock, designate and issue such number of shares of preferred stock as to give Mr. Huang approximately 51% of the voting rights and 0% of the equity rights of the Company. Should the Company fail to obtain sufficient approval to authorize any preferred stock after having made commercially reasonable best efforts to do so, Mr. Huang waived his right to redress under the dispute settlement terms of the agreement. (See Note 9 and 16).

On January 15, 2010, Sinobiopharma, Inc. entered into a Subscription Agreement with certain accredited investors (collectively, the "Buyers") to sell to the Buyers an aggregate of 15,000,000 unregistered shares of common stock, par value $0.0001 of the Company, for an aggregate purchase price of $1,500,000. On January 15, 2010, the Company issued an aggregate of 15,000,000 unregistered shares to the Buyers in the private placement.

On January 11, 2010, the Company converted certain outstanding debt owed to its chief executive and financial officers into an aggregate of 5,067,608 unregistered shares of common stock of the Company. The Company's chief executive officer, Lequn Huang, was issued 4,234,275 unregistered shares of common stock for the outstanding $508,113 in loans owed to Mr. Huang, while the Company's chief financial officer, Xinjie Mu, was issued 833,333 shares of common stock for the outstanding $100,000 in loans due to Mr. Mu. Both conversions of debt to equity were converted at a price of $0.12 per share.

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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the financial statements of the Company and its subsidiaries. The accompanying  consolidated balance sheet as of February 28, 2010, consolidated statements of operations and comprehensive income and consolidated statement of cash flows for the three months and nine months ended February 28, 2010 include Sinobiopharma, Inc. and its directly owned subsidiaries, Dongying BVI, Big Global and Dong Ying China. The accompanying consolidated balance sheet as of May 31, 2009, consolidated statements of operations and comprehensive income and consolidated statement of cash flows for the three months and nine months ended February 28, 2009 consisted the following: the Company’s consolidated statements of operations and comprehensive income and consolidated statement of cash flows for the three months ended August 31, 2008 consist of the financial results of Dongying BVI and its directly owned subsidiaries, Big Global and Dong Ying China;  the Company’s consolidated statements of operations and comprehensive income and consolidated statement of cash flows for the six months ended February 28, 2009 consist of the financial results of Sinobiopharma, Inc. and its directly owned subsidiaries, Dongying BVI, Big Global and Dong Ying China.

All significant intercompany transactions and balances are eliminated on consolidation.

The accompanying consolidated financial statements as of February 28, 2010 and for the three months and nine months ended February 28, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X applicable to smaller reporting companies. In the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature (or a description of the nature and amount of any adjustments other than normal recurring adjustments).  The consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended May 31, 2009 that are included in the Company’s 2009 annual report on 10-K filed with the Securities and Exchange Commission.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting this date, that is, whether this date represents the date the financial statements were issued or were available to be issued. This guidance was effective for our second quarter ended November 30, 2010.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-25

In September 2009, the FASB amended the FASB ASC Subtopic 605-25 which applies to multiple-deliverable revenue arrangements.  FASB ASC Subtopic 605-25 requires an entity to allocate revenue in a multiple-deliverable arrangement using vendor-specific objective evidence (“VSOE”), if it exists, otherwise third-party evidence of selling price (“TPE”). If neither VSOE nor TPE exists, the entity shall use its best estimate of the selling price for the deliverables.  As a result, the use of the residual method is eliminated and, instead, an entity is required to allocate revenue using the relative selling price method.  FASB ASC Subtopic 605-25 also expands disclosure requirements with respect to multiple-deliverable revenue arrangements. FASB ASC Subtopic 605-25 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Alternatively, an entity can elect to adopt the provisions of these issues on a retrospective basis. Management is currently evaluating the potential impact, if any, of adopting FASB ASC Subtopic 605-25 on the Company’s financial position and results of operations.

3. NOTES RECEIVALBE

Notes receivables of $nil as of February 28, 2010 and $5,505 as of May 31, 2009 represents bank acceptance notes the Company received from customers for sales of products. The notes are with maturity duration of 3 months, and are accepted by banks.

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of receivables for sales of product on credit. Accounts receivable as of  February 28, 2010 and May 31, 2009 was $1,131,625 and $208,673 respectively.

	February 28, 2010 (Unaudited)	May 31, 2009

Accounts receivables	$1,131,625	$241,010
Allowance for doubtful accounts	-	(32,337)
	$1,131,625	$208,673

Allowance for doubtful accounts movement for nine months ended February 28, 2010:

	May 31, 2009	Provision	Reverse	Write-off	February 28, 2010
Allowance for doubtful accounts	$(32,337)	$-	$16,814	$15,523	$-

5. INVENTORIES

Inventories at February 28, 2010 and May 31, 2009 consist of the following:

	February 28, 2010 (Unaudited)	May 31,2009

Raw materials	$359,154	$401,782
Goods in process	337,500	-
Finished goods	139,247	145,535

	$835,901	$547,317

6. ADVANCE PAYMENTS

Advance payments of $210,730 and $39,825 as of February 28, 2009 and May 31, 2009 represented payments in advance to suppliers of the Company’s raw materials.

7. ADVANCE PAYMENTS FOR INTANGIBLE ASSETS TO A SHAREHOLDER

Advance payment for intangible assets of $987,780 and $253,760 to a shareholder represent the prepayments to Meisu Jining Science and Technology (Nanjing) Limited Company for purchase of two technologies of new products manufacturing(“intellectual property”).  As of February 28, 2010, the Company has not obtained the technologies.

Meisu Jining Science and Technology (Nanjing) Limited Company was a related party prior this quarter which was formerly 25% owned by the Company’s CEO and shareholder Mr. Lequn Huang.  On February 22, 2010, Mr. Lequn Huang has sold his interest in Meisu Jining Science and Technology (Nanjing) Limited Company to a third party and was approved by Chinese Government.  And Meisu Jining Science and Technology (Nanjing) Limited Company then became a shareholder of the Company through the other Intellectual Property purchase transaction occurred in December 2009 . (See Note 9 and 16).

8. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment at February 28, 2010 and May 31, 2009 consist of the following:

	February 28, 2010 (Unaudited)	May 31, 2009
Buildings	$1,990,207	$1,990,207
Land use rights	405,507	405,507
Manufacturing equipment	909,920	769,317
Office furniture and equipment	93,383	79,391
Road and grounds	212,791	212,791
Vehicles	146,450	10,011
Leasehold improvements	31,201	-
Software	2,132	-
	3,791,590	3,467,224
Less: Accumulated depreciation	1,019,286	775,966

	$2,772,304	$2,691,258

Depreciation expense for the nine months ended February 28, 2010 and February 28, 2009 was $246, 334 and $181,130 respectively. Depreciation expense for the three months ended February 28, 2010 and February 28, 2009 was $80,113 and $57,199 respectively.

The Company’s land use right, road and grounds, and buildings with carrying value of $1,980,330 are pledged as collateral for the loan from the Agricultural Bank of China. (See Note 10).

9. INTANGIBLE ASSETS, NET

Intangible assets consist of the cost of patent, certificates for clinical trial, technology and licensed rights to manufacture the company’s products.

The patent and certificates for clinical trial are the additional intangible assets during current quarter.

The patent was purchased from Lei Wang and Lequn Huang by issuing 8,000,000 unregistered shares common stock at the price of $0.17 per share and preferred stock, respectively.

The certificates for clinical trial were purchased from Meisu Jining Science and Technology (Nanjing) Limited Company by issuing 9,500,000 unregistered shares common stock at a price of $0.187 per share. The acquiring clinical trial certificates are approved by the government  for the drug of Eplerenone, the Company does not intend to continue the R&D process of this drug internally after obtaining these certificates, but want to use them to exchange for other ready for production drugs or profit sharing with other company who complete the next stage development of this drug.

These unit prices per share of common stock issued in recording the cost of patent and certificates represents the estimated fair values of the Company’s unregistered common shares which were determined on the purchase day, December 18, 2009 and December 20, 2009, using the Black-Scholes Model with level 2 inputs. (See Note 16)

No cost is going to be recorded for the consideration of preferred stock which will be issued subsequently.  According to ASC 845-10-S99, transfers of nonmonetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the company's initial public offering normally should be recorded at the transferors' historical cost basis determined under GAAP.  The patent was internally developed by the shareholder, Lequn Huang, therefore, it had zero basis.

The patent has a useful life of 20 years starting from the date of application. There are 16.5 years of useful life remaining when the Company purchased patent. The certificates have useful life of 20 years but because they are not intentionally used in production, no amortization is needed. The technology and rights have an estimated useful life of 20 years. The amounts related to particular products are as follow:

	February 28, 2010 (Unaudited)	May 31, 2009
KuTai Patent	$1,360,000	$-
Clinical Trial Certificates for Eplerenone	1,776,500	-
Cisatracurium Besylate Technology	732,000	732,000
Perindopril Technology	732,000	732,000
	4,600,500	1,464,000
Less: Accumulated amortization	212,651	145,027

	$4,387,849	$1,318,973

As of February 28, 2009, the Company reviewed newly acquired intangible assets - KuTai Patent and Clinical Trial Certificates for Eplerenone for impairment. An independent appraiser was engaged to appraise the fair value of the above mentioned intagible assets, and no impairment was needed.

Amortization for the nine months ended February 28, 2010 and February 28, 2009 in the amount of $72, 078 and $45,609 is included in Depreciation and Amortization expense.

Amortization for the three months ended February 28, 2010 and February 28, 2009 in the amount of $33,638 and $14,964 is included in Depreciation and Amortization expense.

10. SHORT TERM BANK LOANS

The RMB1,500,000 ($220,050) short term bank loan as of February 28, 2010 represents the loan from the Agricultural Bank of China. On June 10, 2009 the Company received a loan in the amount of RMB 10,000,000 (approximately $1,462,000) from the Agricultural Bank of China. The loan bears interest at the rate of 5.31% per annum paid monthly. The loan is due for repayment in half on May 12, 2010 and June 9, 2010, respectively. The Company paid RMB5,000,000 (approximately $733,500) on November 13, 2009. On December 3, 2009, the Company borrowed RMB5,000,000 ($733,500) from the Agricultural Bank of China. The loan bears interest at the rate of 5.31% per annum paid monthly. The loan is due for repayment on November 25, 2010. On January 29, 2010, the Company paid RMB8,500,000 ($1,246,950) to the Agricultural Bank of China for the loan balance. The Company’s land use right, road and grounds and buildings with carrying value of $1,980,330 are pledged as collateral for this loan as of February 28, 2010.

As of May 31, 2009, the balance RMB5,000,000 ($732,000) represents loan from Bank of Communications and it has been repaid in full at June 8, 2009. The loan bears interest at the rate of 6.37% per annum paid monthly.

The interest expense from bank loan for the three months ended February 28, 2010 and 2009 was $20,467and $2,566; and for the nine months ended February 28, 2010 and 2009 was $64,206 and $17,401.

11. LOANS FROM GOVERNMENT

The Company has a loan from the Nantong Economic and Technology Development Zone Administration. The loan bears no interest. The original principal amount of the loan was RMB20million ($2,932,000 at the exchange rate applicable at February 28, 2010) and was due for repayment in full in March 2007. During 2007 the Company repaid RMB3,000,000($439,800 at the exchange rate applicable at February 28, 2010).  In December 2007 the Company was granted an extension of the due date to December 31, 2008. During the year ended December 31, 2008 the Company repaid RMB2,000,000 ($293,200 at the exchange rate applicable at February 28, 2010). On February 1, 2009 the Company repaid another RMB2,000,000 ($293,200 at the exchange rate applicable at February 28, 2010) and the Company was granted an extension to December 31, 2009 over the remainder of the loan RMB13,000,000 ($1,905,800 at the exchange rate applicable at February 28, 2010). The Company repaid RMB3,000,000 ($439,800 at the exchange rate applicable at February 28, 2010) in December 2009, and was granted an extension to December 31, 2010 over the remaining of the loan RMB10,000,000 ($1,466,000 at the exchange rate applicable at February 28, 2010).

Since the loan bears no interest, the obligation is carried at its net present value using interest rates equal to the prevailing Bank of China one-year rate at the time the loan was received (5.6% in 2004, applied in respect of the 2006 year) or the date the extension was effective (6.4% in March 2007, applied in respect of the 2007 and 2008 years, 5.6% in February, 2009, applied in respect of the 2009 year and 5.31% in February 2010, applied in respect of the 2010 year). Imputed loan interest expense included in the accounts for the three months ended as of February 28, 2010 and 2009 was $17,726 and $32,840; and for the nine months ended February 28, 2010 and 2009 was in the amount of $68,235 and $105,311which is determined as the amortization on the interest method basis of the discount over the remaining period to maturity of the loan.  Gain from discount of no-interest loans was $55,694 and $101,132 for the three months ended as of February 28, 2010 and 2009 respectively; and $55,694 and $96,364 for the nine months ended February 28, 2010 and 2009.

The present value of the total government loan was $1,420,569 as of February 28, 2010 and $1,844,193 as of May 31, 2009.

12. AMOUNTS DUE TO SHAREHOLDERS

Shareholder loans carry the value of $256,725 and $1,169,032 at February 28, 2010 and May 31, 2009. The February 28, 2010 balance represents the amount owed to Meisu Jining Science and Technology (Nanjing) Limited Company for a technology the Company purchased in October 2007. Meisu Jining Science and Technology (Nanjing) Limited Company has become a shareholder of the Company through the transaction of the intellectual property transfer at December 18, 2009 (See Note 16).

The loans of $1,169,032 at May 31, 2009 consisted of $102,521 due to Peter Chen, a former shareholder of the company, and $1,066,511 due to Mr. Lequan Huang, the majority shareholder of the Company. The loans do not bear interest and have no stated repayment terms.

On January 11, 2010, the Company converted outstanding debt owed to its chief executive and financial officers into an aggregate of 5,067,608 shares of common stock of the Company. The shareholder loans had the balance of $608,113 as of January 11, 2010. The amount includes $508,113 owed to Mr. Lequn Huang from prior borrowing and $100,000 owed to the chief financial officer, Xinjie Mu. Mr.Mu has transferred in $50,000 on December 14, 2009 and $50,000 on December 24, 2009 to the Company for the Company’s needs to pay off the expense in US currency. The Company's chief executive officer, Lequn Huang, was issued 4,234,275 shares of common stock for the outstanding $508,113 in loans owed to Mr. Huang, while the Company's chief financial officer, Xinjie Mu, was issued 833,333 shares of common stock for the outstanding $100,000 in loans due to Mr. Mu. Both conversions of debt to equity were converted at a price of $0.12 per share.

13. AMOUNTS DUE TO RELATED PARTY

$256,200 due to related party as of May 31, 2009, represents the payables to Meisu Jining Science and Technology (Nanjing) Limited Company (the “Meisu Jining”) for a technology the Company purchased in October 2007. The amount was reclassified to due to a shareholder as of February 28, 2010, since Meisu Jining became a shareholder of the Company through the transaction of the intellectual property transfer at December 18, 2009 (see Note. 12).

14. OTHER PAYABLES

$290,297 and $386,368 other payables as of February 28, 2010 and May 31, 2009, respectively, represent the deposits received from customers, payroll payables, accrued professional fees and VAT payables.

15. INCOME TAXES

The tax payables balance of $97,136 represents the income tax accrual of Dong Ying China for January and February 2010.

The Company’s operating subsidiary Dong Ying China enjoy a tax benefit of no enterprise income taxes for two years and half income tax for three years starting January 1, 2008 due to the Company’s wholly-owned foreign enterprises status. Starting January 1, 2010, the Company’s Chinese operations will be subject to enterprise income tax with half of tax rate for next three years. The Company’s applicable tax rate will be 11% for 2010, 12% for 2011 and 12.5% for 2012 as approved by the Nantong Economic and Technical Development Zone Office of State Administration of Taxation.

Income tax expense of $97,096 for the three months ended February 28, 2010 represents PRC current income taxes.

The Company is subject to United States income tax to the extent of its operations in the United States. The Company had no U.S. income tax expense in 2009 due to net losses.

The Company has a deferred tax asset on net operating losses of approximately $348,342 as of February 28, 2010. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company does not have a sufficient operation in the United States to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance of $ 348,342 was established for the full value of the deferred tax asset.

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

On December 18, 2009, the Company's wholly-owned subsidiary Dong Ying China entered into three intellectual property transfer agreements with Meisu Jining Science and Technology (Nanjing) Limited Company for transfer of the approval certificates to engage in clinical trials for the drug Epleronone and its tablet and capsule forms in China.  As consideration for Intellectual Property to Dong Ying, the Company issued an aggregate of 9,500,000 unregistered shares of the Company's common stock with fair value of the consideration was $1,776,500 on December 18, 2009 to Meisu Jining Science and Technology (Nanjing) Limited Company.

On December 22, 2009, the Company's wholly-owned subsidiary Dong Ying China entered into a patent transfer agreement with Lei Wang the employee of Dong Ying China and Lequn Huang, the Company's chief executive officer and director, for the transfer of a patent, "Composition for Lyophilized Powder of Atracurium," jointly owned by Mr. Wang and Mr. Huang. As consideration for the patent, the Company issued 8,000,000 unregistered shares of the Company's common stock, of which the value is determined at the market price of the date, to Mr. Wang and agreed prior to issuance of the preferred stock to Mr. Huang, the Company shall: (i) undertake its commercially reasonable best efforts to seek shareholder, board, and relevant governmental approval to authorize a class of blank check preferred stock, and (ii) following the effectiveness of the authorization of blank check preferred stock, designate and issue such number of shares of preferred stock as to give Mr. Huang approximately 51% of the voting rights and 0% of the equity rights of the Company. Should the Company fail to obtain sufficient approval to authorize any preferred stock after having made commercially reasonable best efforts to do so, Mr. Huang waived his right to redress under the dispute settlement terms of the agreement. The fair value of the consideration on December 22, 2009 was $1,360,000

The Company measures the fair value of the unregistered common shares and pure voting right preferred stock based on the assumptions that market participants would use in pricing the asset or liability and establishes a fair value hierarchy that ranks the inputs used to measure fair value by their reliability. The three levels of the fair value hierarchy are as follows:

Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities that a company has the ability to access at the measurement date.

Level 2—inputs other than quoted prices included within Level 1 that are observable for similar assets or liabilities, either directly or indirectly.

Level 3—unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The estimated fair values of the Company’s unregistered common shares and pure voting right preferred stock were determined at December 18, 2009 and December 20, 2009 using the Black-Scholes Model with level 2 inputs.

The following table sets forth, by level within the fair value hierarchy, the Company’s unregistered common shares and pure voting right preferred stock that were measured on a non-recurring basis at fair value as of December 18, 2009 and December 22, 2009.

		Fair Value Measurements Using:
Clinical Trial Certificates for Eplerenone		Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 18, 2009	Total	Level 1	Level 2	Level 3

Equity at fair value:
Unregistered common shares	$1,776,500	-	$1,776,500	-

		Fair Value Measurements Using:
KuTai Patent		Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 22, 2009	Total	Level 1	Level 2	Level 3

Equity at fair value:
Unregistered common shares and pure voting right preferred stock	$1,360,000	-	$1,360,000	-

	Shares issued	Market price per share	Fair value price per unregistered share	Total amount of estimated fair value
KuTai Patent	8,000,000	$0.2000	$0.1700	1,360,000
Clinical Trial Certificates for Eplerenone	9,500,000	$0.2200	$0.1870	1,776,500

The fair values of the unregistered common shares as of December 18, 2009 and December 22, 2009 was determined based on the Black-Scholes option pricing mode, because the shares issued to Meisu Jining Science and Technology (Nanjing) Limited Company at this transaction are non registered restricted shares, therefore their value is considered lower than the market share price and need to consider the discount of 15%. Key assumptions as following:

	Unregistered common shares	Unregistered common shares

	December 18, 2009	December 22, 2009
Volatility:	56.00%	56.00%

Risk-free interest rate:	1.17%	1.17%

Dividend yield:	-	-

Expected lives (years):	0.50	0.50

 On January 15, 2010, Sinobiopharma, Inc. entered into a Subscription Agreement with certain accredited investors (collectively, the "Buyers") to sell to the Buyers an aggregate of 15,000,000 unregistered shares of common stock, par value $0.0001 of the Company, for an aggregate purchase price of $1,500,000. On January 15, 2010, the Company issued an aggregate of 15,000,000 unregistered shares to the Buyers in the private placement.

On January 11, 2010, the Company converted certain outstanding debt owed to its chief executive and financial officers into an aggregate of 5,067,608 unregistered shares of common stock of the Company. The Company's chief executive officer, Lequn Huang, was issued 4,234,275 shares of common stock for the outstanding $508,113 in loans owed to Mr. Huang, while the Company's chief financial officer, Xinjie Mu, was issued 833,333 unregistered shares of common stock for the outstanding $100,000 in loans due to Mr. Mu. Both conversions of debt to equity were converted at a price of $0.12 per share.

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

On October 2, 2008, the Company granted to certain mid-level managers of DongYing China in aggregate 500,000 stock options having an exercise price of $1.80 per share and an expiry date of five years from the date of grant.  These stock options have vesting provisions of 10% on the date of grant and 10% on the last day of each month thereafter beginning on October 31, 2008. The total vesting period is 9 months.

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

A summary of the Company’s stock option activities is presented below:

	Number of options	Weighted average exercise price per share	Weighted average grant- date fair value Per Share

Options Outstanding,
June 1, 2009- February 28, 2010	2,525,000	$1.8	$1.28

Compensation cost related to options was recognized as the related options vest. The vesting period was the requisite service period for each option holder. The stock-based compensation cost was $0 and $972,375 for the three months ended February 28, 2010 and 2009, and $324,125 and $1,944,750 for the nine months ended February 28, 2010 and 2009. As of February 28, 2010, all the outstanding options have vested as follows:

Vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant- date fair value per share
Options vested,
June 1, 2009	2,272,500	$2,917,125	$1.28
Vesting	252,500	324,125	1.28
February 28, 2010	2,525,000	$3,241,250	$1.28

If not previously exercised or canceled, options outstanding at February 28, 2010 will expire as follows:

	Range of Exercise Prices		Number	Weighted average
Expiry Date	High	Low	of Shares	exercise price

September 29, 2013	$1.80	$1.80	1,800,000	$1.80
October 2, 2013	$1.80	$1.80	500,000	$1.80
October 22, 2013	$1.80	$1.80	225,000	$1.80

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

18.  EARNINGS/(LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income per share for the period indicated:

	Three months ended
	February 28, 2010	February 28, 2009
	(Unaudited)	(Unaudited)
Numerator used in basic net income per share:
Net income/(loss)	$941,223	$(725,316)
Shares (denominator):
Weighted average common shares outstanding	104,117,920	79,900,000
Weighted average common shares outstanding used in computing diluted earnings/(loss) per ordinary share	104,117,920	79,900,000
Earnings/(loss) per common share-basic	$0.01	$(0.01)
Earnings/(loss) per common share-diluted	$0.01	$(0.01)

	Nine months ended
	February, 2010	February 28, 2009
	(Unaudited)	(Unaudited)
Numerator used in basic net income per share:
Net income/(loss)	$2,251,940	$(1,622,692)
Shares (denominator):
Weighted average common shares outstanding	87,950,083	79,900,000
Weighted average common shares outstanding used in computing diluted earnings/(loss) per ordinary share	87,950,083	79,900,000
Earnings/(loss) per common share-basic	$0.03	$(0.02)
Earnings/(loss) per common share-diluted	$0.03	$(0.02)

As of February 28, 2010, the Company had 2,525,000 common share equivalents outstanding that could potentially dilute basic income per share in the future, but which were excluded in the computation of diluted income per share in the periods presented, as their effect would have been anti-dilutive due to the fact that the weighted average exercise price per share of the stock option is higher than the weighted average market price per share of the common stock during the three months and nine months ended February 28, 2010.

19. RELATED PARTY TRANSACTIONS AND BALANCES

The Company purchased two intangible assets in prior year from Meisu Jining Science and Technology (Nanjing) Limited Company, previously 25% owned by the Company’s CEO and shareholder Mr. Lequn Huang; and Bio-Medical Research and Development Limited Company, previously 30% owned by Mr. Lequn Huang at prices to be negotiated at the time.  As of February 28, 2010, the cost of these two intangible assets is $732,000 for each. (See Note 9).

Addition of intangible assets

The patent and certificates for clinical trial are additional intangible assets. The patent was purchased from Lei Wang and Lequn Huang by issuing 8,000,000 unregistered shares common stock. The consideration is $1,360,000.The certificates for clinical trial were purchased from Meisu Jining Science and Technology (Nanjing) Limited Company by issuing 9,500,000 unregistered shares common stock. The consideration is $1,776,500. (See Note 9 and 16)

On February 22, 2010, Mr. Lequn Huang sold his interest in Meisu Jining Science and Technology (Nanjing) Limited Company to a third party. The transaction was approved by Chinese Government Agency and legally became effective on February 22, 2010. On January 12, 2010, Chinese Government Agency approved the application of transferring the legal representative of SUJI Bio-Medical Research and Development Limited Company from Mr. Lequn Huang to a third party. After these transactions, neither Mr. Lequn Huang nor any other person in the Company has any interest in Meisu Jining Science and Technology (Nanjing) Limited Company and SUJI Bio-Medical Research and Development Limited.

Meisu Jining became a shareholder of the Company through the transaction of the intellectual property transfer at December 18, 2009 (See Note 1).

Advance payment for intangible assets to shareholder

Advance payment for intangible assets of $987,780 and $253,760 to a shareholder as of February 28, 2010 and May 31, 2009 represent the prepayments to Meisu Jining Science and Technology (Nanjing) Limited Company.

The company has signed two contracts for purchase of intellectual property with Meisu Jining Science and Technology (Nanjing) Limited Company. One is signed in July 2008, the contract amount is $293,400 and as of February 28, 2010 the company prepaid $254,280.The other one is signed in July 2009, the contract amount is $733,500 and as of February 28, 2010, the company prepaid $733,500.(See Note 7)

Amounts due to shareholders

Shareholder loans carry the value of $256,725 and $1,169,032 at February 28, 2010 and May 31, 2009. The February 28, 2010 balance represents the amount owed to Meisu Jining Science and Technology (Nanjing) Limited Company for a technology the Company purchased in October 2007. Meisu Jining Science and Technology (Nanjing) Limited Company has become a shareholder of the Company through the transaction of the intellectual property transfer at December 18, 2009 (See Note 12 and 16).

On January 11, 2010, the Company converted outstanding debt owed to its chief executive and financial officers into an aggregate of 5,067,608 shares of common stock of the Company. The shareholder loans had the balance of $608,113 as of January 11, 2010. The amount includes $508,113 owed to Mr. Lequn Huang from prior borrowing and $100,000 owed to the chief financial officer, Xinjie Mu. Mr.Mu has transferred in $50,000 on December 14, 2009 and $50,000 on December 24, 2009 to the Company for the Company’s needs to pay off the expense in US currency. The Company's chief executive officer, Lequn Huang, was issued 4,234,275 shares of common stock for the outstanding $508,113 in loans owed to Mr. Huang, while the Company's chief financial officer, Xinjie Mu, was issued 833,333 shares of common stock for the outstanding $100,000 in loans due to Mr. Mu. Both conversions of debt to equity were converted at a price of $0.12 per share.

20. COMMITMENTS AND CONTINGENCIES

Commitment

In August 2009, the Company signed a technical support contract of Perindopril and Rocuronium with SUJI Bio-Medical Research and Development Limited Company for the total price of RMB8,000,00 ($1,172,800). As of February 28, 2010, the Company has paid RMB1,800,000 ($263,880) which has been expensed and is committed to pay the remaining of RMB6, 200,000 ($908,920) before Jan 2015.

Contingencies

On December 22, 2009, the Company entered into a patent transfer agreement with Lei Wang employee of Dong Ying China and Lequn Huang, the Company's chief executive officer and director, for the transfer of a patent, "Composition for Lyophilized Powder of Atracurium," jointly owned by Mr. Wang and Mr. Huang. As one of the consideration for the patent, the Company agreed prior to issuance of the preferred stock to Mr. Huang, the Company shall: (i) undertake its commercially reasonable best efforts to seek shareholder, board, and relevant governmental approval to authorize a class of blank check preferred stock, and (ii) following the effectiveness of the authorization of blank check preferred stock, designate and issue such number of shares of preferred stock as to give Mr. Huang approximately 51% of the voting rights and 0% of the equity rights of the Company. Should the Company fail to obtain sufficient approval to authorize any preferred stock after having made commercially reasonable best efforts to do so, Mr. Huang waived his right to redress under the dispute settlement terms of the agreement.

21. CONCENTRATIONS AND CREDIT RISK

At February 28, 2010 and May 31, 2009, the Company had a credit risk exposure of cash in banks of $790,142 and $891,132 respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institution in the PRC with acceptable credit rating.

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

(1)           Our main products include Clindamycin Hydrochloride and Cisatracurium Besylate which accounted for 100% of the Company’s total sales.

	Three months ended February 28,
	2010 (Unaudited)		2009 (Unaudited)
	Amount of Sales	% of Total Sales	Amount of Sales	% of Total Sales
Clindamycin Hydrochloride 0.75g	$10,355	0.5%	$20,436	2.5%
Clindamycin Hydrochloride 0.90g	18,770	1%	48,552	6%
Cisatracurium Besylate 5mg	1,964,287	98.5%	744,338	91.5%
Total	$1,993,412	100%	$813,326	100%

	Nine months ended February 28,
	2010 (Unaudited)		2009 (Unaudited)
	Amount of Sales	% of Total Sales	Amount of Sales	% of Total Sales
Clindamycin Hydrochloride 0.75g	$45,084	1%	$65,155	2%
Clindamycin Hydrochloride 0.90g	117,703	2%	121,030	5%
Cisatracurium Besylate 5mg	5,261,860	96%	2,529,517	93%
Total	$5,424,647	100%	$2,715,702	100%

(2)            Customers accounted for over 10% of the Company’s total sales are as follows:

	Three months ended February 28,
	2010		2009
	(Unaudited)		(Unaudited)
	Amount of sales	% of Total Sales	Amount of sales	% of Total Sales
Customer A	$572,949	29%	$214,682	26%
Customer B	394,349	20%	36,337	4%
Total	$967,298	49%	$251,019	30%

	Nine months ended February 28,
	2010		2009
	(Unaudited)		(Unaudited)
	Amount of sales	% of Total Sales	Amount of sales	% of Total Sales
Customer A	$1,135,583	21%	$388,547	14%
Customer B	1,509,073	28%	356,541	13%
Total	$2,644,656	49%	$745,088	27%

(3)   One supplier accounted for 46% ($630,107) and 41% ($545,661) of the Company’s total purchase for the nine months ended February 28, 2010 and February 28, 2009. The materials that the company is purchasing from that supplier are Tetrahydropapaverine Hydrocholide, DMPEA and Homoveratric acid which are in the fully competitive market and can easily be purchased from other suppliers.

22. RECLASSIFICATION

The financial statements for periods prior to February 28, 2010 have been reclassified to conform to the headings and classifications used in the February 28, 2010  financial statements which are mainly reflected in the account of advance payment for intangible assets and amounts due to related party.

23.  SUBSEQUENT EVENTS

On April 2, 2010, pursuant to the terms of the patent transfer agreement for "Composition for Lyophilized Powder of Atracurium” signed on December 22, 2009, the Company issued 1,000,000 shares of the Series A Preferred Stock (the "Preferred Stock") to Mr. Lequn Huang as consideration for the patent. The issuance of the Preferred Stock to Mr. Huang was exempt from registration under Section 4(2) of the Securities Act based upon our compliance with Regulation S as promulgated by the SEC under the Securities Act of 1933, as amended.

Effective March 29, 2010, the Company filed an Amended and Restated Articles of Incorporation, pursuant to which the Company changed its authorized capital stock to consist of 2,500,000,000 shares, consisting of 2,490,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of preferred stock, $0.0001 par value. On the same day, the Company filed a Certificate of Designation with the Secretary of State of Nevada whereby it designated 1,000,000 shares of preferred stock as Series A Preferred Stock, par value $.0001 per share. Each holder of the Series A Preferred Stock shall be entitled to vote on all matters submitted to shareholders of the Company and shall be entitled to 60 votes for each share of Series A Preferred Stock owned at the record date for the determination of shareholders entitled to vote on such matter or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited. Except as otherwise required by law, the holders of shares of Series A Preferred Stock shall vote together with the holders of common stock on all matters and shall not vote as a separate class.

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

The nature of our business makes predicting the future trends of our revenue, expenses, and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

	the effect of political, economic, and market conditions and geopolitical events;
	legislative and regulatory changes that affect our business;
	the availability of funds and working capital;
	the actions and initiatives of current and potential competitors;
	investor sentiment; and
	our reputation.

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

Results of Operations

The Company realized a net income of $941,223 for the three months ended February 28, 2010, as compared to a net loss of $725,316 for the three months ended February 28, 2009, and a net income of $2,251,940 for the nine months ended February 28, 2010, as compared to a net loss of $1,622,692 for the nine months ended February 28, 2009.

Sales and cost of goods sold

Sales increased 145% to $1,993,412 for the three months ended February 28, 2010, from $813,326 for the three months ended February 28, 2009.  Gross margin increased 172% to $1,612,613 (81% of sales) for the three months ended February 28, 2010, from $592,311 (73% of sales) for the three months ended February 28, 2009.

Sales increased 100% to $5,424,647 for the nine months ended February 28, 2010, from $2,715,702 for the nine months ended February 28, 2009.  Gross margin increased 137% to $4,295,844 (79% of sales) for the nine months ended February 28, 2010, from $1,815,491 (67% of sales) for the nine months ended February 28, 2009.

The increase in sales was due to the continuing growth in sales of Cisatracurium Besylate.  Sales of this product increased to $5,261,860 for the nine months ended February 28, 2010, from $2,529,517 for the nine months ended February 28, 2009, representing 96% of sales and 93% of sales for the nine months ended February 28, 2010, and February 28, 2009, respectively.  The improvement in gross margin is attributable to that, as volume increased, the unit production cost of Cisatracurium Besylate decreased. The improvement in gross margin is also attributable to an increase in the price of Cisatracurium Bestylate for the sales to certain distributors, because these distributors only provide potential customer contact information to us, while all the marketing effort, quantity and delivery term negotiation were conducted by ourselves. Since this distributor is GSP-licensed, the sales have to go through it first to get to the final customer.

Operating Expenses

The operating expenses for the three months ended February 28, 2010 were $593,045 representing a 57% decrease as compared to $1,365,359 for the three months ended February 28, 2009.  Operating expenses for the nine months ended February 28, 2010 were $1,859,986, a decrease of 45% as compared to $3,354,149 for the nine months ended February 28, 2009.

The decrease is primarily attributable to the decrease of $1,620,625 in the stock-based compensation of $324,125 for the nine months ended February 28, 2010, compared to $1,944,750 for the nine months ended February 28, 2009. The stock options have been fully vested and expensed as of August 31, 2009. There was no stock-based compensation expense for the three months ended February 28, 2010, as compared to $972,375 for the three months ended February 28, 2009.

Other income decreased $28,981 from $47,732 for the three months ended February 28, 2009 to $18,751 for the three months ended February 28, 2010, and other expenses increased $2,788 from $84,034 for the nine months ended February 28, 2009 to $86,822 for the nine months ended February 28, 2010.  The change was due to the change in the balance of the shareholder loan and government loan which resulted in the change in imputed interest expenses and imputed income.

Net income increased $1,666,539 from net loss of $725,316 for the three months ended February 28, 2009 to net income of $941,223 for the three months ended February 28, 2010. Net income increased $3,874,632 from net loss of $1,622,692 for the nine months ended February 28, 2009 to net income of $2,251,940 for the nine months ended February 28, 2010. The increase in net income was due to the increase in sales and decrease of the stock-based compensation expense.

Liquidity and Capital Resources

On January 15, 2010, the Company raised $1,500,000 capital through a private placement by selling to the investors an aggregate of 15,000,000 shares of common stock, par value $0.0001 of the Company, for an aggregate purchase price of $1,500,000. As of February 28, 2010, the Company has paid partial of the bank loan using the fund from the placement and reduced the bank loan balance to $220,050.

The operations of Dong Ying China have generated profits for the nine months ended February 28, 2010. The Company had $790,142 in cash and the working capital became positive as of February 28, 2010. The profit generated from operation is sufficient to enable Dong Ying China to pay current debt due for repayment.  However, the Company plans to raise more capital through equity finance to provide cash to expand the business development, fund further drug product development and to launch new products. The Company is also working in developing markets to increase sales and positive cash flow of the existing products.

Net cash provided by the operating activities for the nine months ended February 28, 2010 was $986,716 compared to the net cash provided in the operating activities of $30,769 for the nine months ended February 28, 2009, an increase of $955,947. The increase is primarily attributable to the increase in net income of $3,874,632 which was offset by decrease in stock based compensation of $1,620,625, an increase in change in notes receivables and accounts receivables for the amount of $779,741 due to the increase in sales for the nine months ended February 28, 2010 compared to the nine months ended February 28, 2009, and a increase of $277,835 in the change of inventories due to our increased inventory storage to support our sales growth.

Net cash used in the investment activities for the nine months ended February 28, 2010 and 2009 was $1,054,789 and $138,320, respectively. The increase is primarily attributable to the deposit for the purchase of new technologies in the amount of $731,317. The Company has purchased $185,152 more fixed assets in the nine months period ended February 28, 2010 than in the same period of last year.

Net cash used in the financing activities for the nine months ended February 28, 2010 was $20,467 and net cash provided by the financing activities for the nine months ended February 28, 2009 was $342,606. During the nine months ended February 28, 2010, the Company borrowed $2,194,608 from banks compared to the borrowing of $731,000 in the nine months ended February 28, 2009. The company has also reduced the bank loans outstanding by $3,148,381 during the nine months ended February 28, 2010 compared to the payment of $576,800 during the nine months period ended February 28, 2009. The Company has raised $1,500,000 through a private placement and  borrowed $100,000 from Xinjie Mu, the CFO of the Company, during the nine months period ended February 28, 2010.

Short Term Loans

The RMB1,500,000 ($220,050) short term bank loan as of February 28, 2010 represents the loan from the Agricultural Bank of China. On June 10, 2009 the Company received a loan in the amount of RMB 10,000,000 (approximately $1,462,000) from the Agricultural Bank of China. The loan bears interest at the rate of 5.31% per annum paid monthly. The loan is due for repayment in half May 12, 2010 and June 9, 2010. The Company paid RMB5,000,000 (approximately $733,500) on November 13, 2009. On December 3, 2009, the Company borrowed an additional RMB5,000,000 (approximately $733,500) from the Agricultural Bank of China. The loan bears interest at the rate of 5.31% per annum paid monthly. The loan is due for repayment on November 25, 2010. On January 29, 2010, the Company has paid RMB8,500,000 (approximately $1,246,950) to the Agricultural Bank of China for the loan balance, with RMB1,500,000 ($220,050) remaining outstanding. The Company’s land use right, road and grounds and buildings with carrying value of $1,980,330 are pledged as collateral for this loan as of February 28, 2010.

On May 31, 2009, the balance RMB5,000,000($732,000) was loaned from Bank of Communications and it has been repaid in full as of June 8, 2009. The loan bore interest at the rate of 6.37% per annum paid monthly.

The interest expense from bank loan for the three months ended February 28, 2010 and 2009 was $20,467and $2,566; and for the nine months ended February 28, 2010 and 2009 was $ 64,206 and $17,401.

Long-Term Loan

The Company has a loan from the Nantong Economic and Technology Development Zone Administration. The loan bears no interest. The original principal amount of the loan was RMB20 million ($2,932,000 at the exchange rate applicable at February 28, 2010) and was due for repayment in full in March 2007. During 2007 the Company repaid RMB3,000,000 ($439,800 at the exchange rate applicable at February 28, 2010).  In December 2007 the Company was granted an extension of the due date to December 31, 2008. During the year ended December 31, 2008 the Company repaid RMB2,000,000 ($293,200 at the exchange rate applicable at February 28, 2010). On February 1, 2009 the Company repaid another RMB2,000,000 ($293,200 at the exchange rate applicable at February 28, 2010) and the Company was granted an extension to December 31, 2009 over the remainder of the loan RMB13,000,000 ($1,905,800 at the exchange rate applicable at February 28, 2010). The Company repaid RMB3,000,000 ($439,800 at the exchange rate applicable at February 28, 2010) in December 2009, and was granted an extension to December 31, 2010 over the remaining of the loan RMB10,000,000 ($1,466,000 at the exchange rate applicable at February 28, 2010).

Since the loan bears no interest, the obligation is carried at its net present value using interest rates equal to the prevailing Bank of China one-year rate at the time the loan was received (5.6% in 2004, applied in respect of the 2006 year) or the date the extension was effective (6.4% in March 2007, applied in respect of the 2007 and 2008 years, 5.6% in February, 2009, applied in respect of the 2009 year and 5.31% in February 2010, applied in respect of the 2010 year). Imputed loan interest expense included in the accounts for the three months ended as of February 28, 2010 and 2009 was $17,726 and $32,840; and for the nine months ended February 28, 2010 and 2009 was in the amount of $68,235 and $105,311which is determined as the amortization on the interest method basis of the discount over the remaining period to maturity of the loan.  Gain from discount of no-interest loans was $55,694 and $101,132 for the three months ended as of February 28, 2010 and 2009 respectively; and $55,694 and $96,364 for the nine months ended February 28, 2010 and 2009.

The present value of the total government loan was $1,420,569 as of February 28, 2010 and $1,844,193 as of May 31, 2009.

Shareholder Loans

Shareholder loans carry the value of $256,725 and $1,169,032 at February 28, 2010 and May 31, 2009. The February 28, 2010 balance represents the amount owned to Meisu Jining Science and Technology (Nanjing) Limited Company for a technology the Company purchased in October 2007. Meisu Jining Science and Technology (Nanjing) Limited Company has become the shareholder of the company through the transaction of the intellectual property transfer at December 18, 2009 (also see Note 16).

On January 11, 2010, the Company converted outstanding debt owed to its chief executive and financial officers into an aggregate of 5,067,608 shares of common stock of the Company. The shareholder loans had the balance of $608,113 as of January 11, 2010. This amount includes $508,113 owned to Mr. Lequn Huang from prior borrowing and $100,000 owed to the chief financial officer, Xinjie Mu. Mr.Mu has transferred in $50,000 on December 14, 2009 and $50,000 on December 24, 2009 to the Company for the Company’s needs to pay off the expense in US currency. The Company's chief executive officer, Lequn Huang, was issued 4,234,275 shares of common stock for the outstanding $508,113 in loans owed to Mr. Huang, while the Company's chief financial officer, Xinjie Mu, was issued 833,333 shares of common stock for the outstanding $100,000 in loans due to Mr. Mu. Both conversions of debt to equity were converted at a price of $0.12 per share.

The loan of $102,521 at May 31, 2009 is due to Peter Chen, a shareholder of the company, and the loan of $1,066,511 at May 31, 2009 is due to Mr. Lequan Huang, the majority shareholder of the Company. The loans do not bear interest and have no stated repayment terms.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

N/A.

Item 4(T). Controls and Procedures.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Lequn Huang, the Company’s Chief Executive Officer (“CEO”), and Xinjie Mu, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended February 28, 2010. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  The Company’s CEO and CFO also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

 Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended February 28, 2010.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended February 28, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To our knowledge, there is no material litigation pending or threatened against us.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On December 22, 2009, the Company's wholly-owned subsidiary Dong Ying China entered into a patent transfer agreement with Lei Wang the employee of Dong Ying China and Lequn Huang, the Company's chief executive officer and director, for the transfer of a patent, "Composition for Lyophilized Powder of Atracurium," jointly owned by Mr. Wang and Mr. Huang. As consideration for the patent, the Company issued 8,000,000 unregistered shares of the Company's common stock, of which the value is determined at the market price of the date, to Mr. Wang and agreed prior to issuance of the preferred stock to Mr. Huang, the Company shall: (i) undertake its commercially reasonable best efforts to seek shareholder, board, and relevant governmental approval to authorize a class of blank check preferred stock, and (ii) following the effectiveness of the authorization of blank check preferred stock, designate and issue such number of shares of preferred stock as to give Mr. Huang approximately 51% of the voting rights and 0% of the equity rights of the Company. On April 2, 2010, pursuant to the patent transfer agreement, the Company issued Mr. Huang 1,000,000 shares of Series A Preferred Stock, par value $.0001 per share, such shares of Series A Preferred Stock carrying voting rights of 60 votes per share.

On January 15, 2010, the Company entered into a subscription agreement(the “Subscription Agreement”) with certain accredited investors (collectively, the “Buyers”) to sell to the Buyers an aggregate of 15,000,000 shares of common stock, par value $0.0001 of the Company, for an aggregate purchase price of $1,500,000. Pursuant to the Subscription Agreement, the Company issued an aggregate of 15,000,000 shares to the Buyers on the same date.

On January 11, 2010, the Company converted certain outstanding debt owed to its chief executive and financial officers into an aggregate of 5,067,608 shares of common stock of the Company.   The Company’s chief executive officer, Lequn Huang, was issued 4,234,275 shares of common stock for the outstanding $508,113 in loans owed to Mr. Huang, while the Company’s chief financial officer, Xinjie Mu, was issued 833,333 shares of common stock for the outstanding $100,000 in loans due to Mr. Mu.   Both conversions of debt to equity were converted at a price of $0.12 per share. The Company has no obligation to register the shares issued in this transaction.

The issuances of the common stock to the Buyers, Mr. Huang, Mr. Mu and Mr.Wang were exempt from registration under Section 4(2) of the Securities Act based upon our compliance with Regulation S as promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”).  Each of the Buyers, Mr. Huang, Mr. Mu and Mr. Wang acquired the Company’s common stock for investment purposes for his own respective accounts and not as a nominee or agent, and not with a view to the resale or distribution thereof, with the understanding that the common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption there from. Transfers of such shares were restricted by the Company in accordance with the requirements of the Securities Act.   Each of the Buyers, Mr. Huang, Mr. Mu and Mr. Wang was provided with access to our Securities and Exchange Commission filings.

Item 3. Defaults Upon Senior Securities.

To our knowledge, there are no material defaults upon senior securities.

Item 4. (Removed and Reserved)

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

SINOBIOPHARMA, INC.

Dated: April 13, 2010	By:	/s/ Lequn Huang
Name: Lequn Huang
Title: President, CEO, Treasurer and Director

Dated: April 13, 2010	By:	/s/ Xinjie Mu
Name: Xinjie Mu
Title: Chief Financial Officer and Director