Form 10-Q
period 2010-08-31
Sinobiopharma, Inc.
filed 2010-10-15
CIK 1403612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 117,587,608 shares of common stock, $.0001 par value, were outstanding as of October 15, 2010.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SINOBIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31, 2010	May 31, 2010
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,695,590	$1,331,959
Notes receivable	292,528	274,148
Accounts receivable, net	476,733	670,662
Inventories, net	978,277	758,090
Advance payments	276,817	67,971
Other receivables	163,122	321,493
Available for sale securities	-	293,064
Total Current Assets	3,883,067	3,717,387

Advance payment to shareholder for intangible assets	991,147	985,760
Property, plant and equipment, net	3,280,992	2,912,983
Intangible assets, net	4,321,454	4,336,832
	$12,476,660	$11,952,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$305,796	$419,707
Loans from government	1,010,915	1,145,726
Advance from customers	165,374	135,521
Income tax payable	128,070	155,397
Other payables	382,350	343,780
Total Current Liabilities	1,992,505	2,200,131

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value;10,000,000 shares authorized;	-
1,000,000 shares issued and outstanding at August 31, 2010 and May 31, 2010	100	100
Common stock; $0.0001 par value; 2,490,000,000 shares authorized; 117,587,608 shares issued and outstanding at August 31 and May 31, 2010	11,759	11,759
Additional paid-in capital	14,360,487	14,360,487
Accumulated deficit	(4,162,609)	(4,847,707)
Accumulated other comprehensive income	274,418	228,192
Total Stockholders' Equity	10,484,155	9,752,831
	$12,476,660	$11,952,962

See notes to the consolidated financial statements

SINOBIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended August 31,
	2010	2009

SALES	$1,856,398	$1,293,764
COST OF GOODS SOLD	427,205	330,841
GROSS MARGIN	1,429,193	962,923

OPERATING EXPENSES
Selling expenses	119,438	84,168
Research and development	243,493	64,302
Depreciation and amortization	65,552	110,041
General and administrative expenses	220,704	412,276
TOTAL OPERATING EXPENSES	649,187	670,787

INCOME FROM OPERATIONS	780,006	292,136

OTHER INCOME/(EXPENSES)
Interest income	1,031	1,852
Interest expenses	(14,920)	(56,428)
Other income/(expenses)	14,604	(393)
TOTAL OTHER INCOME/ (EXPENSES)	715	(54,969)

INCOME BEFORE INCOME TAX EXPENSE	780,721	237,167

INCOME TAX EXPENSE	(95,623)	-

NET INCOME	685,098	237,167

OTHER COMPREHENSIVE INCOME:
Foreign Currency Translation Adjustment	46,226	16,554

COMPREHENSIVE INCOME	$731,324	$253,721

Earnings per share:
Basic and Diluted	$0.01	$0.00

Weighted average number of common shares outstanding – basic and diluted	117,587,608	79,977,609

See notes to the consolidated financial statements

SINOBIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended August 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$685,098	$237,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,400	110,041
Stock-based payments	-	33,000
Stock-based compensation	-	324,125
Imputed interest expense on shareholders' loans	-	10,845
Amortization of discount in interest expense	14,920	25,244
Gain from discount of non-interest government loan	(8,783)	-
Gain from sales of available for sales securities	(1,764)	-
Notes receivable	(16,905)	-
Accounts receivable, net	197,863	(92,636)
Inventories	(216,339)	13,258
Advance payments	(208,758)	(645,229)
Other receivables	160,266	(142,670)
Accounts payable	(116,363)	(145,755)
Advance from customers	29,152	23,833
Income tax payable	(28,215)	-
Other payables	37,115	69,619
Net Cash Provided by/(Used in) Operating Activities	650,687	(179,158)

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available for sales securities	296,564	-
Acquisition of property and equipment	(436,840)	(125,924)

Net Cash Used in Investing Activities	(140,276)	(125,924)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of shareholder loans	-	(610,021)
Proceeds from loans due to bank loan and government loan	-	1,461,408
Repayment of loans from bank loan and government loan	(147,400)	(730,704)

Net Cash (Used in)/Provided by Financing Activities	(147,400)	120,683

EFFECT OF FOREIGN CURRENCY FLUCTUATIONON CASH	620	65,237
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	363,631	(119,162)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	$1,331,959	$891,132
CASH AND CASH EQUIVALENTS - ENDING OF YEAR	$1,695,590	$771,970

Supplemental cash flow information:
Cash paid for income taxes	$123,839	$-
Cash paid for interest expense	$-	$35,911
Non-cash investing and financing activities:
100,000 common shares issued in exchange for consulting services received	$-	$33,000

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

Dong Ying China was incorporated under the laws of the People’s Republic of China (the “PRC”) in 2003. Dong Ying China’s business is the development, manufacture and sale of pharmaceutical products in China. There are two product lines currently as of August 31, 2010 and several other potential products in various stages of research and development. The product lines currently commercialized are Cisatracurium Besylate, a skeletal muscle relaxant, and Perindopril, a cardiovascular drug. Dong Ying China’s offices and manufacturing facility are in owned premises located on land used under license in Nantong, China and its research and development is carried out in Nanjing, China.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the financial statements of the Company and its subsidiaries. The accompanying  unaudited consolidated balance sheet as of August 31, 2010, consolidated statements of operations and comprehensive income and consolidated statements of cash flows for the three months ended August 31, 2010 and 2009 include Sinobiopharma, Inc. and its directly owned subsidiaries, Dongying BVI, Big Global and Dong Ying China.

All significant intercompany transactions and balances are eliminated on consolidation.

The accompanying unaudited consolidated financial statements as of August 31, 2010 and for the three months ended August 31, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X applicable to smaller reporting companies. In the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature (or a description of the nature and amount of any adjustments other than normal recurring adjustments).  The consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended May 31, 2010 that are included in the Company’s 2010 annual report on 10-K filed with the Securities and Exchange Commission.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

The FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.

ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. Vendors may also elect to adopt the amendments in this ASU retrospectively for all prior periods. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company

ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3.  NOTES RECEIVALBE

Notes receivables of $292,528 as of August 31, 2010 and $274,148 as of May 31, 2010 represents bank acceptance notes the Company received from customers for sales of products. The notes are with maturity duration of 6 months, and are accepted by banks.

4.  ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of receivables for sales of product on credit. Accounts receivable as of August 31, 2010 and May 31, 2010 was $476,733 and $670,662 respectively.

	August 31, 2010	May 31, 2010
	(Unaudited)
Accounts receivables	$476,733	$670,662
Allowance for doubtful accounts	-	-
	$476,733	$670,662

5.  INVENTORIES

Inventories at August 31, 2010 and May 31, 2010 consist of the following:

	August 31, 2010	May 31, 2010
	(Unaudited)
Raw materials	$157,546	$127,883
Goods in process	723,642	553,450
Finished goods	97,089	76,757

	$978,277	$758,090

6.  ADVANCE PAYMENTS

Advance payments of $276,817 and $67,971 as of August 31, 2010 and May 31, 2010 represented payments in advance to suppliers of the Company’s raw materials.

7.  SECURITIES AVAILABLE FOR SALE

On May 17, 2010, the Company purchased a low risk short term financial product from China Agricultural Bank. The maturity term of this product is three months with no guarantee from the bank of repayment of the principle. The principle is $292,800, the fair value as of May 31, 2010 is $293,064, and the accumulated unrealized gain is $264 which is booked into accumulated other comprehensive income. As of August 31, 2010, the security has been sold and the proceeds of $296,564 have been transferred to the Company’s bank account. $1,764 was recognized as realized gain during the three months ended August 31, 2010.

8.  ADVANCE PAYMENTS FOR INTANGIBLE ASSETS TO A SHAREHOLDER

Advance payment to a shareholder for intangible assets of $991,147 and $985,760 represent prepayments to the Meisu Jining Science and Technology (Nanjing) Limited Company for the purchase of two technologies for new product manufacturing (“intellectual property”).  As of August 31, 2010, the Company has not obtained the technologies. If these technologies cannot be delivered by the due date stipulated in the contracts, the prepayment will be returned to the Company.

Meisu Jining Science and Technology (Nanjing) Limited Company was a related party prior February 22, 2010.  The Company’s CEO and shareholder Mr. Lequn Huang owned 25%.  On February 22, 2010, Mr. Lequn Huang sold his interest in Meisu Jining Science and Technology (Nanjing) Limited Company to a third party which was approved by Chinese Government.  Meisu Jining Science and Technology (Nanjing) Limited Company then became a shareholder of the Company with 8% interest through another Intellectual Property purchase transaction (see Note 18) which occurred in December 2009.

9.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment at August 31, 2010 and May 31, 2010 consist of the following:

	August 31, 2010	May 31, 2010
	(Unaudited)
Buildings	$2,003,438	$1,990,207
Land use rights	407,723	405,507
Manufacturing equipment	1,357,421	999,665
Office furniture and equipment	108,334	102,263
Road and grounds	213,954	212,791
Vehicles	146,969	146,171
Leasehold improvements	31,308	31,138
Software	2,139	2,127
Construction-in-process	205,843	129,052
	4,477,129	4,018,921
Less: accumulated depreciation	1,196,137	1,105,938
	$3,280,992	$2,912,983

Depreciation expense for the three months ended August 31, 2010 and 2009 was $ 90,199 and $ 89,884, respectively.

10.  INTANGIBLE ASSETS, NET

Intangible assets consist of the cost of patent, certificates for clinical trial, technology and licensed rights to manufacture the company’s products.

The patent was purchased from Lei Wang and Lequn Huang by issuing 8,000,000 unregistered shares common stock at the price of $0.17 per share and preferred stock, respectively.

The certificates for clinical trial were purchased from Meisu Jining Science and Technology (Nanjing) Limited Company by issuing 9,500,000 unregistered shares of common stock at a price of $0.187 per share. The acquiring clinical trial certificates were approved by the government for the drug Eplerenone, the Company does not intend to continue the R&D process of this drug internally since obtaining these certificates, but want to use them to exchange for other “ready for production” drugs or profit sharing with other companies who complete the next development stage of this drug. On July 26, 2010, Dong Ying China, entered into a Cooperation Agreement with Jiangsu LianHuan Pharmaceuticals Co., Ltd. (“LianHuan”) for the co-development, manufacture, and marketing of the drug Eplerenone.  According to the Agreement, LianHuan shall be responsible for all fees and expenses incurred in the clinical trials.  Following the completion of clinical trials, LianHuan and DongYing shall jointly complete and submit the drug production application.  Once production approval for Eplerenone is obtained, LianHuan and DongYing shall jointly own the new drug production certificate for Eplerenone. LianHuan shall be responsible for the manufacture of Eplerenone and its tablet form, though Dong Ying China retains the option to produce Eplerenone capsules. The net profit from the sales of Eplerenone shall be apportioned as 60 percent to Dong Ying China and 40 percent to LianHuan.

The unit prices per share of common stock issued with respect to the patent and certificates represents the estimated fair values of the Company’s unregistered common shares which were determined on the purchase dates, December 18, 2009 and December 20, 2009, using the Black-Scholes Model with level 2 inputs (See Note 14).

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

	August 31, 2010				May 31, 2010
	(Unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weight Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weight Average Useful Life
				(in years)				(in years)
KuTai Patent	$1,364,635	$(62,030)	$1,302,605	16.5	$1,357,219	$(41,128)	$1,316,091	16.5
Clinical Trial Certificates for Eplerenone	1,782,555	-	1,782,555		1,772,867	-	1,772,867
Cisatracurium Besylate Technology	736,000	(117,853)	618,147	20	732,000	(108,063)	623,937	20
Perindopril Technology	736,000	(117,853)	618,147	20	732,000	(108,063)	623,937	20
Total intangible assets	$4,619,190	$(297,736)	$4,321,454		$4,594,086	$(257,254)	$4,336,832

Amortization for the three months ended August 31, 2010 and August 31, 2009 in the amount of $40,482 and $20,157 is included in Depreciation and Amortization expense.

11.  LOANS FROM GOVERNMENT

The Company has a loan from the Nantong Economic and Technology Development Zone Administration. The loan bears no interest. The original principal amount of the loan was RMB20million ($2,928,000 at the exchange rate applicable at May 31, 2010) and was due for repayment in full in March 2007. During 2007 the Company repaid RMB3,000,000($439,200 at the exchange rate applicable at May 31, 2010).  In December 2007 the Company was granted an extension to December 31, 2008. During the year ended December 31, 2008 the Company repaid RMB2,000,000 ($292,800 at the exchange rate applicable at May 31, 2010). On February 1, 2009 the Company repaid another RMB2,000,000 ($292,800 at the exchange rate applicable at May 31, 2010) and the Company was granted an extension to December 31, 2009 for the remainder of the loan of RMB13,000,000 ($1,903,200 at the exchange rate applicable at May 31, 2010). The Company repaid RMB3,000,000 ($439,200 at the exchange rate applicable at May 31, 2010) in December 2009, and was granted another extension to December 31, 2010 for the remaining loan balance of RMB10,000,000 ($1,464,000 at the exchange rate applicable at May 31, 2010). On April 7, 2010, the Company repaid RMB1,000,000 ($146,400 at the exchange rate applicable at May 31, 2010). On May 6, 2010, the Company repaid RMB1,000,000 ($146,400 at the exchange rate applicable at May 31, 2010) leaving a remaining balance of RMB8,000,000  ($1,171,200 at the exchange rate applicable at May 31, 2010). On August 31, 2010, the Company repaid RMB1,000,000 ($147,200 at the exchange rate applicable at August 31, 2010) leaving a remaining balance of RMB7,000,000 ($1,030,400 at the exchange rate applicable at August 31, 2010).

Since the loan bears no interest, the obligation is carried at its net present value using interest rates equal to the prevailing Bank of China one-year rate at the time the loan was received (5.6% in 2004, applied in respect of the 2006 year) or the date the extension was effective (6.4% in March 2007, applied in respect of the 2007 and 2008 years, 5.6% in February, 2009, applied in respect of the 2009 year and 5.31% in February 2010, applied in respect of the 2010 year). Imputed loan interest expense included in the accounts for the three months ended as of August 31, 2010 and 2009 was $14,920 and $25,244 which is determined as the amortization on the interest method basis of the discount over the remaining period to maturity of the loan.  Gain from discount of non-interest loans was $8,783 and $0 for the three months ended as of August 31, 2010 and 2009, respectively.

The present value of the total government loan was $1,010,915 as of August 31, 2010 and $1,145,726 as of May 31, 2010.

12.  OTHER PAYABLES

Other payables of $382,350 and $343,780 as of August 31, 2010 and May 31, 2010, respectively, represent the deposits received from customers, payroll payables, accrued professional fees and VAT payables.

13.  INCOME TAXES

The tax payables balance of $128,070 and $155,397 represents the income tax accrual of Dong Ying China as of August 31, 2010 and May 31, 2010, respectively.

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

Income tax expense of $95,623 for the three months ended August 31, 2010 represents PRC current income taxes.

The Company is subject to United States income tax to the extent of its operations in the United States. The Company accrued no U.S. income tax expense for the three months ended August 31, 2010 due to net loss.

The Company has a deferred tax asset on net operating losses of approximately $251,271 as of August 31, 2010. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company does not have a sufficient operation in the United States to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance of $251,271 was established for the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should the Company start operation in the United States in future periods with supportable trend, the valuation allowance will be reversed accordingly.

14. PERFERRED STOCK

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

A summary of the Company’s stock option activities is presented below:

	Number of options	Weighted average exercise price per share	Weighted average grant date fair value Per Share
Options Outstanding,
May 31, 2010 and August 31,2010	2,525,000	$1.8	$1.28

Compensation cost related to options was recognized as the related options vest. The vesting period was the requisite service period for each option holder. The stock-based compensation cost was $0 and $324,125 for the three months ended August 31, 2010 and 2009. As of August 31, 2010, all the outstanding options have vested as follows:

Vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant- date fair value per share
Options vested at ,
May 31, 2010	2,525,000	$3,241,250	$1.28
August 31, 2010	2,525,000	$3,241,250	$1.28

If not previously exercised or canceled, options outstanding at May 31, 2010 will expire as follows:

	Range of Exercise Prices		Number	Weighted average
Expiry Date	High	Low	of Shares	exercise price

September 29, 2013	$1.8	$1.8	1,800,000	$1.8
October 2, 2013	$1.8	$1.8	500,000	$1.8
October 22, 2013	$1.8	$1.8	225,000	$1.8

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

16.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per share for the period indicated:

	Three months ended August 31,
	2010	2009
	(Unaudited)	(Unaudited)
Numerator used in basic net income per share:
Net income	$685,098	$237,167
Shares (denominator):
Weighted average common shares outstanding	117,587,608	79,977,609
Weighted average common shares outstanding used in computing diluted earnings per ordinary share	117,587,608	79,977,609
Earnings per common share-basic	$0.01	$0.00
Earnings per common share-diluted	$0.01	$0.00

As of August 31, 2010 and 2009, the Company had 2,525,000 common share equivalents outstanding that could potentially dilute basic income per share in the future, but which were excluded in the computation of diluted income per share in the periods presented, as their effect would have been anti-dilutive due to the fact that the weighted average exercise price per share of the stock option is higher than the weighted average market price per share of the common stock during the three months ended August 31, 2010 and 2009.

17.  RELATED PARTY TRANSACTIONS AND BALANCES

The Company purchased two intangible assets in prior year from Meisu Jining Science and Technology (Nanjing) Limited Company, previously 25% owned by the Company’s CEO and shareholder Mr. Lequn Huang; and Bio-Medical Research and Development Limited Company, previously 30% owned by Mr. Lequn Huang at prices to be negotiated at the time.  As of August 31, 2010, the cost of these two intangible assets is $736,000 for each. (See Note 10).

Addition of intangible assets

The patent and certificates for clinical trial are additional intangible assets. The patent was purchased from Lei Wang and Lequn Huang by issuing 8,000,000 unregistered shares common stock. The consideration is $1,360,000.The certificates for clinical trial were purchased from Meisu Jining Science and Technology (Nanjing) Limited Company by issuing 9,500,000 unregistered shares common stock. The consideration is $1,776,500. (See Note 10 and 14)

On February 22, 2010, Mr. Lequn Huang sold his interest in Meisu Jining Science and Technology (Nanjing) Limited Company to a third party. The transaction was approved by Chinese Government Agency and legally became effective on February 22, 2010. On January 12, 2010, Chinese Government Agency approved the application of transferring the legal representative of SUJI Bio-Medical Research and Development Limited Company from Mr. Lequn Huang to a third party. After these transactions, neither Mr. Lequn Huang nor any other person in the Company has any interest in Meisu Jining Science and Technology (Nanjing) Limited Company and SUJI Bio-Medical Research and Development Limited.

Meisu Jining became a shareholder of the Company through the above mentioned transaction of the intellectual property transfer at December 18, 2009.

Advance payment for intangible assets to shareholder

Advance payments for intangible assets of $991,147 and $985,760 to a shareholder as of August 31, 2010 and May 31, 2010 represent the prepayments to Meisu Jining Science and Technology (Nanjing) Limited Company.

The company has signed two contracts for purchase of intellectual property with Meisu Jining Science and Technology (Nanjing) Limited Company. One was signed in July 2008, for an amount of $292,800.  As of August 31, 2010 the company prepaid $255,147. The other contract was signed in July 2009, for a contract amount of $736,000 and as of August 31, 2010, the company prepaid $736,000.(See Note 8)

Issuance of Preferred stock

On April 2, 2010, pursuant to the terms of the patent transfer agreement for "Composition for Lyophilized Powder of Atracurium” signed on December 22, 2009, the Company issued 1,000,000 shares of the Series A Preferred Stock (the "Preferred Stock") to Mr. Lequn Huang, the Company’s chairman, president and chief executive officer as consideration for the patent. Such number of shares of preferred stock was to give Mr. Huang approximately 51% of the voting rights and 0% of the equity rights of the Company.

18.  COMMITMENTS AND CONTINGENCIES

Commitment

In August 2009, the Company signed a technical support contract of Perindopril and Rocuronium with SUJI Bio-Medical Research and Development Limited Company for the total price of RMB8,000,000($1,171,200). As of August 31, 2010, the Company has paid RMB 4,800,000 ($706,560) which had been expensed and is committed to pay the remaining of RMB3, 200,000 ($471,040) before January 2015.

On May 30, 2010, the Company’s board resolved that the company would issue Ms. Luk 300,000 shares of the Company's common stock within three months from May 30, 2010 as compensation for serving as an independent director. As of August 31, 2010, the Company has not issued the shares to Ms. Luk. Ms. Luk was elected as a director of the company on May 30, 2010.

Contingencies

Contingencies through August 31, 2010 have been considered by the Company and none were noted which were required to be disclosed.

19.  CONCENTRATIONS AND CREDIT RISK

At August 31, 2010 and May 31, 2010, the Company had a credit risk exposure of cash in banks of $1,695,590 and $1,331,959, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institution in the PRC with acceptable credit rating.

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

(1)  Our main products include Clindamycin Hydrochloride and Cisatracurium Besylate which accounted for 100% of the Company’s total sales.

	Three months ended August 31,
	2010		2009
	(Unaudited)		(Unaudited)
	Amount of Sales	% of Total Sales	Amount of Sales	% of Total Sales
Clindamycin Hydrochloride 0.75g	$3,062	0%	$17,342	1%
Clindamycin Hydrochloride 0.90g	-	0%	36,025	3%
Cisatracurium Besylate 5mg	1,833,053	99%	1,240,397	96%
Perindopril troche	20,283	1%	-	-
Total	$1,856,398	100%	$1,293,764	100%

(2)  Customers accounted for over 10% of the Company’s total sales are as follows:

	Three months ended August 31,
	2010		2009
	(Unaudited)		(Unaudited)
	Amount of sales	% of Total Sales	Amount of sales	% of Total Sales
Customer A	$312,341	17%	$281,785	22%
Customer B	282,932	15%	114,123	9%
Customer C	236,974	13%	210,374	16%
Total	$832,247	45%	$606,282	47%

(3)      Suppliers accounted for over 10% of the Company’s total purchases are as follows:

	Three months ended August 31,
	2010		2009
	(Unaudited)		(Unaudited)
	Amount of sales	% of Total Sales	Amount of sales	% of Total Sales
Supplier A	$233,028	44%	$266,681	66%
Supplier B	174,785	33%	-	-%
Total	$406,813	77%	$266,681	66%

20.  SUBSEQUENT EVENTS

Management has considered all events occurring through October 15, 2010, the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.

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

Results of Operations

The Company had revenue of $1,856,398 for the three months ended August 31, 2010, as compared to revenue of $1,293,764 for the three months ended August 31, 2009, and realized a net income of $685,098 for the three months ended August 31, 2010, as compared to a net income of $237,167 for the three months ended August 31, 2009.

Sales and cost of goods sold

Sales increased 43% to $1,856,398 for the three months ended August 31, 2010, from $1,293,764 for the three months ended August 31, 2009.  Gross margin increased 48% to $1,429,193 (77% of sales) for the three months ended August 31, 2010, from $962,923 (74% of sales) for the three months ended August 31, 2009.

The increase in sales was due to the continuing growth in sales of Cisatracurium Besylate.  Sales of this product increased to $1,833,053 for the three months ended August 31, 2010, from $1,240,937 for the three months ended August 31, 2009, representing 99% of sales and 96% of sales for the three months ended August 31, 2010 and 2009, respectively.  The improvement in gross margin is attributable to the fact that, as volume increased, the unit production cost of Cisatracurium Besylate decreased because the allocation of the unit indirect cost decreased. The improvement in gross margin is also attributable to an increase in the price of Cisatracurium Bestylate for the sales to certain distributors, because these distributors only provide potential customer contact information to us, while all the marketing effort, quantity and delivery term negotiation were conducted by ourselves. Since this distributor is GSP-licensed, the sales have to go through it first to get to the final customer.

Operating Expenses

The operating expenses decreased $21,600 to $649,187 for the three months ended August 31, 2010 from $670,787 for the three months ended August 31, 2009.

The change is primarily attributable to the stock-based compensation expense of $324,125 in the three months ended August 31, 2009, offset by the increase in the research and development expense of $179,191 for the three months ended August 31, 2010.

Research and development expenses increased $179,191 from $64,302 for the three months ended August 31, 2009 to $243,493 for the three months ended August 31, 2010. The increase was due to the increased spending on research and development of pipeline products.

Other Income

Other income was $715 for the three months ended August 31, 2010 as compare to other expenses of $54,969 for the three months ended August 31, 2009.  The change was due to the decrease in the balances of the shareholder loans, bank loans and government loans.

Income Tax Expense

Income tax expense was $95,624 for the three months ended August 31, 2010. There was no income tax expense for the three months ended August 31, 2010 because the company enjoyed tax free benefit in the calendar year 2009.

Net Income

Net income increased $447,931 from net income of $237,167 for the three months ended August 31, 2009 to net income of $685,098 for the three months ended August 31, 2010. The increase in net income was due to the increase in sales of Cisatracurium Besylate.

Liquidity and Capital Resources

The operations of Dong Ying China have generated profits for the three months ended August 31, 2010. The Company had $1,695,590 in cash. The profit generated from operation is sufficient to enable the Company to support its current operations and pay current debt due for repayment.  However, the Company plans to raise more capital through equity finance to provide cash to expand its business development, fund further drug product development and launch new products.

Net cash provided by the operating activities for the three months ended August 31, 2010 was $650,687 compared to the net cash used in the operating activities of $179,158 for the three months ended August 31, 2009, an increase of $829,845. The increase is primarily attributable to the increase in net income of $447,930, a decrease in the change in accounts receivables for the amount of $290,499 due to the Company’s increased collection efforts in the three months ended August 31, 2010 compared to the three months ended August 31, 2009, and a decrease of the change in advanced payment of $436,471due to the reduced amount paid to the suppliers for the purchasing of raw materials.

Net cash used in the investment activities for the three months ended August 31, 2010 and 2009 was $142,276 and $125,924, respectively. The Company has purchased $310,916 more fixed assets to upgrade the manufacture facilities in the three months ended August 31, 2010 than in the same period of last year. Additionally, the investment in a low risk short term financial product from China Agricultural Bank matured and was sold out for cash in the three months period ended August 31, 2010.

Net cash used in the financing activities for the three months ended August 31, 2010 was $147,400 and net cash provided by the financing activities for the three months ended August 31, 2009 was $120,683. During the three months ended August 31, 2010, the Company reduced through payment the loans from banks and government in the net amount of $147,400. In comparison, the Company has borrowed $1,461,408, repaid  $730,704 in loans and another $610,021 in shareholder loans during the three months period ended August 31, 2009.

Loans from Government

The Company has a loan from the Nantong Economic and Technology Development Zone Administration. The loan bears no interest. The original principal amount of the loan was RMB20million ($2,928,000 at the exchange rate applicable at May 31, 2010) and was due for repayment in full in March 2007. During 2007 the Company repaid RMB3,000,000($439,200 at the exchange rate applicable at May 31, 2010).  In December 2007 the Company was granted an extension to December 31, 2008. During the year ended December 31, 2008 the Company repaid RMB2,000,000 ($292,800 at the exchange rate applicable at May 31, 2010). On February 1, 2009 the Company repaid another RMB2,000,000 ($292,800 at the exchange rate applicable at May 31, 2010) and the Company was granted an extension to December 31, 2009 for the remainder of the loan of RMB13,000,000 ($1,903,200 at the exchange rate applicable at May 31, 2010). The Company repaid RMB3,000,000 ($439,200 at the exchange rate applicable at May 31, 2010) in December 2009, and was granted another extension to December 31, 2010 for the remaining loan balance of RMB10,000,000 ($1,464,000 at the exchange rate applicable at May 31, 2010). On April 7, 2010, the Company repaid RMB1,000,000 ($146,400 at the exchange rate applicable at May 31, 2010). On May 6, 2010, the Company repaid RMB1,000,000 ($146,400 at the exchange rate applicable at May 31, 2010) leaving a remaining balance of RMB8,000,000  ($1,171,200 at the exchange rate applicable at May 31, 2010). On August 31, 2010, the Company repaid RMB1,000,000 ($147,200 at the exchange rate applicable at August 31, 2010) leaving a remaining balance of RMB7,000,000 ($1,030,400 at the exchange rate applicable at August 31, 2010).

Since the loan bore no interest, the obligation is carried at its net present value using interest rates equal to the prevailing Bank of China one-year rate at the time the loan was received (5.6% in 2004, applied in respect of the 2006 year) or the date the extension was effective (6.4% in March 2007, applied in respect of the 2007 and 2008 years, 5.6% in February, 2009, applied in respect of the 2009 year and 5.31% in February2010, applied in respect of the 2010 year). Imputed loan interest expense included in the accounts for the three months ended as of August 31, 2010 and 2009 was $14,920 and $25,244 which is determined as the amortization on the interest method basis of the discount over the remaining period to maturity of the loan.  Gain from discount of non-interest loans was $8,783 and $0 for the three months ended as of August 31, 2010 and 2009, respectively.

The present value of the total government loan was $1,010,915 as of August 31, 2010 and $1,145,726 as of May 31, 2010.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Lequn Huang, the Company’s Chief Executive Officer (“CEO”), and Xinjie Mu, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended August 31, 2010. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  The Company’s CEO and CFO also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

 Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended August 31, 2010.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended August 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

To our knowledge, there is no material litigation pending or threatened against us.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

To our knowledge, there are no material defaults upon senior securities.

Item 4.  (Removed and Reserved).

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

SINOBIOPHARMA, INC.

Dated: October 15, 2010	By:	/s/ Lequn Huang
Name: Lequn Huang
Title: President, CEO and Director

Dated: October 15, 2010	By:	/s/ Xinjie Mu
Name: Xinjie Mu
Title: Chief Financial Officer and Director