Form 10-Q
period 2010-11-30
Sinobiopharma, Inc.
filed 2011-01-19
CIK 1403612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number: 333-144910

SINOBIOPHARMA, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-3002371
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 117,587,608 shares of common stock, $.0001 par value, were outstanding as of January 19, 2011.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SINOBIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30, 2010	May 31, 2010
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,546,176	$1,331,959
Notes receivable	86,453	274,148
Accounts receivable, net	466,095	670,662
Inventories, net	1,110,859	758,090
Advance payments	292,153	67,971
Other receivables	20,014	321,493
Available for sale securities	-	293,064
Total Current Assets	3,521,750	3,717,387

Advance payment for intangible assets	1,012,020	985,760
Property, plant and equipment, net	3,561,420	2,912,983
Intangible assets, net	4,372,509	4,336,832
Advance payment for other long-term assets	601,200	-
TOTAL ASSETS	$13,068,899	$11,952,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$583,966	$419,707
Loans from government	1,040,712	1,145,726
Advance from customers	304,041	135,521
Income tax payable	68,892	155,397
Other payables	323,600	343,780
Total Current Liabilities	2,321,211	2,200,131

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value;10,000,000 shares authorized;
1,000,000 shares issued and outstanding at November 30, 2010 and May 31, 2010	100	100
Common stock; $0.0001 par value; 2,490,000,000 shares authorized; 117,587,608 shares issued and outstanding at November 30, 2010 and May 31, 2010	11,759	11,759
Additional paid-in capital	14,360,487	14,360,487
Accumulated deficit	(4,103,795)	(4,847,707)
Accumulated other comprehensive income	479,137	228,192
Total Stockholders' Equity	10,747,688	9,752,831
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,068,899	$11,952,962

See notes to the consolidated financial statements

SINOBIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2010	2009	2010	2009
SALES	$1,334,486	$2,137,471	$3,190,884	$3,431,235
COST OF GOODS SOLD	346,730	417,163	773,935	748,004

GROSS MARGIN	987,756	1,720,308	2,416,949	2,683,231

OPERATING EXPENSES
Selling expenses	422,875	165,185	542,313	249,353
Research and development	150,711	222,411	394,204	286,713
Depreciation and amortization	67,520	40,516	133,072	150,557
General and administrative expenses	264,053	168,042	484,757	580,318
TOTAL OPERATING EXPENSES	905,159	596,154	1,554,346	1,266,941

INCOME FROM OPERATIONS	82,597	1,124,154	862,603	1,416,290

OTHER INCOME/(EXPENSES)
Interest income	3,515	3,322	4,546	5,174
Interest expense	(12,684)	(53,657)	(27,604)	(110,085)
Other income (expenses)	3,848	(269)	18,452	(662)
	(5,321)	(50,604)	(4,606)	(105,573)

INCOME BEFORE INCOME TAX EXPENSE	77,276	1,073,550	857,997	1,310,717

INCOME TAX EXPENSE	(18,463)	-	(114,085)	-

NET INCOME	58,813	1,073,550	743,912	1,310,717

OTHER COMPREHENSIVE INCOME

Foreign Currency Translation Adjustment	204,719	4,985	250,944	21,540

COMPREHENSIVE INCOME	$263,532	$1,078,535	$994,856	$1,332,257

Earnings per share:
Basic and diluted	$0.00	$0.01	$0.01	$0.02
Weighted average shares used in computation:
Basic and diluted	117,587,608	80,020,000	117,587,608	79,998,689

See notes to the consolidated financial statements

SINOBIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended November 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$743,912	$1,310,717
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	258,667	204,661
Stock-based compensation	-	324,125
Imputed interest expense on shareholders' loans	-	15,864
Amortization of discount in interest expense	27,241	50,509
Consulting fee by issuing stock	-	33,000
Gain on securities for sale	(1,764)	-
Gain from discount of non-interest government loan	(12,631)	-
Changes in operating assets and liabilities:
Notes receivable	194,484	(65,405)
Accounts receivable, net	218,458	(429,977)
Inventories	(327,871)	(185,604)
Advance payments	(218,226)	(2,599)
Other receivables	291,356	(6,405)
Accounts payable	154,283	(238,459)
Advance from customers	163,797	9,749
Income tax payable	(89,844)	-
Other payables	(28,147)	103,933
Net Cash Provided by Operating Activities	1,373,715	1,124,109

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available for sales securities	296,564	-
Acquisition of property and equipment	(1,341,601)	(254,582)
Advance payement for purchase of intangible assets	-	(731,317)
Net Cash Used in Investing Activities	(1,045,037)	(985,899)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	-	1,461,408
Proceeds from shareholder loans	-	(651,694)
Repayment of loans from bank loan and government loan	(147,400)	(1,462,021)
Net Cash Used in Financing Activities	(147,400)	(652,307)

EFFECT OF FOREIGN CURRENCY FLUCTUATION ON CASH	32,939	(11,867)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	214,217	(525,964)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,331,959	891,132

CASH AND CASH EQUIVALENTS - ENDING OF PERIOD	$1,546,176	$365,168

Supplemental cash flow information:
Cash paid for income taxes	$203,930	$-
Cash paid for interest expense	$-	$54,896
Non-cash investing and financing activities
100,000 common shares issued in exchange of consulting service received	$-	$33,000

See notes to the consolidated financial statements

SINOBIOPHARMA, INC. AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements

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

Dong Ying China was incorporated under the laws of the People’s Republic of China (the “PRC”) in 2003. Dong Ying China’s business is the development, manufacture and sale of pharmaceutical products in China. There are two product lines currently as of November 30, 2010 and several other potential products in various stages of research and development. The product lines currently commercialized are Cisatracurium Besylate, a skeletal muscle relaxant, and Perindopril, a cardiovascular drug. Dong Ying China’s offices and manufacturing facility are in owned premises located on land used under license in Nantong, China and its research and development is carried out in Nanjing, China.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the financial statements of the Company and its subsidiaries. The accompanying  unaudited consolidated balance sheet as of November 30, 2010, consolidated statements of operations and comprehensive income and consolidated statements of cash flows for the three months and six months ended November 30, 2010 and 2009 include Sinobiopharma, Inc. and its directly owned subsidiaries, Dongying BVI, Big Global and Dong Ying China.

All significant intercompany transactions and balances are eliminated on consolidation.

The accompanying unaudited consolidated financial statements as of November 30, 2010 and for the three months and six months ended November 30, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X applicable to smaller reporting companies. In the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature (or a description of the nature and amount of any adjustments other than normal recurring adjustments).  The consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended May 31, 2010 that are included in the Company’s 2010 annual report on 10-K filed with the Securities and Exchange Commission.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-25, Reporting Loans to Participants by Defined Contribution Pension Plans, (“ASU 2010-25”). The guidance in ASU 2010-25 indicated that participant loans should be classified as notes receivable from participants in the financial statements of a defined contribution pension plan, measured at the outstanding principal amount plus accrued, but unpaid interest. ASU 2010-25 is effective for fiscal years ending after December 15, 2010. Early adoption is permitted. The Plan applied the guidance retrospectively to all prior periods presented. This pronouncement is not expected to have a material impact on the consolidated financial statements upon adoption.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3.  NOTES RECEIVALBE

Notes receivables of $86,453 as of November 30, 2010 and $274,148 as of May 31, 2010 represents bank acceptance notes the Company received from customers for sales of products. The notes are with maturity duration of 6 months, and are accepted by banks.

4.  ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of receivables for sales of product on credit. Accounts receivable as of November 30, 2010 and May 31, 2010 was $466,095 and $670,662, respectively. No allowance for doubtful accounts was recorded during the six months ended November 30, 2010 and 2009 as management believes no accounts are uncollectible as of November 30, 2010 and 2009.

5.  INVENTORIES

Inventories at November 30, 2010 and May 31, 2010 consist of the following:

	November 30, 2010	May 31, 2010
	(Unaudited)
Raw materials	$279,767	$127,883
Goods in process	712,829	553,450
Finished goods	118,263	76,757

	$1,110,859	$758,090

6.  ADVANCE PAYMENTS

Advance payments of $292,153 and $67,971 as of November 30, 2010 and May 31, 2010 represented payments in advance to suppliers of the Company’s raw materials.

7.  SECURITIES AVAILABLE FOR SALE

On May 17, 2010, the Company purchased a low risk short term financial product from China Agricultural Bank. The maturity term of this product is three months with no guarantee from the bank of repayment of the principle. The principle is $292,800, the fair value as of May 31, 2010 is $293,064, and the accumulated unrealized gain is $264 which is booked into accumulated other comprehensive income. The security was sold on August 23, 2010 and the proceeds of $296,564 have been transferred to the Company’s bank account. $1,764 was recognized as realized gain accordingly on the book.

8.  ADVANCE PAYMENTS FOR INTANGIBLE ASSETS

Advance payment for intangible assets of $1,012,020 and $985,760 as of November 30, 2010 and May 31, 2010, respectively, represent prepayments to the Meisu Jining Science and Technology (Nanjing) Limited Company for the purchase of two technologies for new product manufacturing (“intellectual property”).  As of November 30, 2010, the Company has not obtained the technologies. If these technologies cannot be delivered by the due date of January, 2015 stipulated in the contracts, the prepayment will be returned to the Company.

Meisu Jining Science and Technology (Nanjing) Limited Company was a related party prior February 22, 2010.  The Company’s CEO and shareholder Mr. Lequn Huang owned 25% of such entity.  On February 22, 2010, Mr. Lequn Huang sold his interest in Meisu Jining Science and Technology (Nanjing) Limited Company to a third party which was approved by Chinese Government.  Meisu Jining Science and Technology (Nanjing) Limited Company became a shareholder of the Company with 8% interest through another Intellectual Property Purchase Transaction (see Note 18) which occurred in December 2009. On October 20, 2010, Meisu Jining Science and Technology (Nanjing) Limited Company sold all the Company’s shares it owned to a third party, and is no longer  a shareholder of the Company.

9.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment at November 30, 2010 and May 31, 2010 consist of the following:

	November 30, 2010	May 31, 2010
	(Unaudited)
Buildings	$2,045,630	$1,990,207
Land use rights	416,310	405,507
Manufacturing equipment	1,566,909	999,665
Office furniture and equipment	114,123	102,263
Road and grounds	233,490	212,791
Vehicles	150,065	146,171
Leasehold improvements	31,967	31,138
Software	2,184	2,127
Construction-in-process	317,926	129,052
	4,878,604	4,018,921
Less: accumulated depreciation	1,317,184	1,105,938
	$3,561,420	$2,912,983

Depreciation expense for the three months ended November 30, 2010 and 2009 was $95,856 and $76,337, respectively. For the six months ended November 30, 2010 and 2009, the depreciation expense was $186,055 and $166,221, respectively.

10.  INTANGIBLE ASSETS, NET

Intangible assets consist of the cost of patent, certificates for clinical trial, technology and licensed rights to manufacture the company’s products.

The patent was purchased from Lei Wang and Lequn Huang by issuing 8,000,000 unregistered shares common stock at the price of $0.17 per share and preferred stock, respectively.

The certificates for clinical trial were purchased from Meisu Jining Science and Technology (Nanjing) Limited Company by issuing 9,500,000 unregistered shares of common stock at a price of $0.187 per share. The acquiring clinical trial certificates were approved by the government for the drug Eplerenone, the Company does not intend to continue the R&D process of this drug internally since obtaining these certificates, but wants to use them to exchange for other “ready for production” drugs or profit sharing with other companies who have completed the next development stage of this drug. On July 26, 2010, Dong Ying China, entered into a Cooperation Agreement with Jiangsu LianHuan Pharmaceuticals Co., Ltd. (“LianHuan”) for the co-development, manufacture, and marketing of the drug Eplerenone.  According to the Agreement, LianHuan shall be responsible for all fees and expenses incurred in the clinical trials.  Following the completion of clinical trials, LianHuan and DongYing shall jointly complete and submit the drug production application.  Once production approval for Eplerenone is obtained, LianHuan and DongYing shall jointly own the new drug production certificate for Eplerenone. LianHuan shall be responsible for the manufacture of Eplerenone and its’ tablet form, though Dong Ying China retains the option to produce Eplerenone capsules. The net profit from the sales of Eplerenone shall be apportioned as 60 percent to Dong Ying China and 40 percent to LianHuan.

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

The patent has a useful life of 20 years from the date of application. There was 16.5 years of useful life remaining when the Company purchased patent. The certificates have a useful life of 20 years but, because they are not intented to be used in production, no amortization is recorded. The technology and rights have an estimated useful life of 20 years. The amounts related to the particular products are as follows:

	November 30, 2010				May 31, 2010
	(Unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weight Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weight Average Useful Life
				(in years)				(in years)
KuTai Patent	$1,393,374	$(84,502)	$1,308,872	16.5	$1,357,219	$(41,128)	$1,316,091	16.5
Clinical Trial Certificates for Eplerenone	1,820,095	-	1,820,095		1,772,867	-	1,772,867
Cisatracurium Besylate Technology	751,500	(129,729)	621,771	20	732,000	(108,063)	623,937	20
Perindopril Technology	751,500	(129,729)	621,771	20	732,000	(108,063)	623,937	20
Total intangible assets	$4,716,469	$(343,960)	$4,372,509		$4,594,086	$(257,254)	$4,336,832

Amortization for the three months ended November 30, 2010 and 2009 in the amount of $39,794 and $ 19,838 and for the six months ended November 30, 2010 and 2009 in the amount of $ 78,923 and $ 48,740 are included in depreciation and amortization expense, respectively.

11.  ADVANCE PAYMENT FOR OTHER LONG-TERM ASSETS

Advance payment for other long-term assets of $601,200 as of November 30, 2010 represents a prepayment for real property that the Company plans to purchase and use for the research and development center.

12.  LOANS FROM GOVERNMENT

The Company has a loan from the Nantong Economic and Technology Development Zone Administration. The loan bears no interest. The original principal amount of the loan was RMB20million ($3,006,000 at the exchange rate applicable at November 30, 2010) and was due for repayment in full in March 2007. During 2007 the Company repaid RMB3,000,000($450,900 at the exchange rate applicable at November 30, 2010).  In December 2007, the Company was granted an extension to December 31, 2008. During the year ended December 31, 2008 the Company repaid RMB2,000,000 ($300,600 at the exchange rate applicable at November 30, 2010). On February 1, 2009 the Company repaid another RMB2,000,000 ($300,600 at the exchange rate applicable at November 30, 2010) and the Company was granted an extension to December 31, 2009 for the remainder of the loan of RMB13,000,000 ($1,953,900 at the exchange rate applicable at November 30, 2010). The Company repaid RMB3,000,000 ($450,900 at the exchange rate applicable at November 30, 2010) in December 2009, and was granted another extension to December 31, 2010 for the remaining loan balance of RMB10,000,000 ($1,503,000 at the exchange rate applicable at November 30, 2010). On April 7, 2010, the Company repaid RMB1,000,000 ($150,300 at the exchange rate applicable at November 30, 2010). On May 6, 2010, the Company repaid RMB1,000,000 ($150,300 at the exchange rate applicable at November 30, 2010) leaving a remaining balance of RMB8,000,000  ($1,202,400 at the exchange rate applicable at November 30, 2010). On August 31, 2010, the Company repaid RMB1,000,000 ($150,300 at the exchange rate applicable at November 30, 2010) leaving a remaining balance of RMB7,000,000 ($1,052,100 at the exchange rate applicable at November 30, 2010).

Since the loan bears no interest, the obligation is carried at its net present value using interest rates equal to the prevailing Bank of China one-year rate at the time the loan was received (5.6% in 2004, applied in respect of the 2006 year) or on the date the extension was effective (6.4% in March 2007, applied in respect of the 2007 and 2008 years, 5.6% in February, 2009, applied in respect of the 2009 year and 5.31% in February 2010, applied in respect of the 2010 year).

Imputed loan interest expense included in the accounts for the three months ended as of November 30, 2010 and 2009 was $12,098 and $25,244; and for the six months ended November 30, 2010 and 2009 was in the amount of $27,241 and $50,509 which is determined as the amortization on the interest method basis of the discount over the remaining period to maturity of the loan.  Gain from discount of non-interest loans for the three months ended as of November 30, 2010 and 2009 was $3,848 and $0; and for the six months ended November 30, 2010 and 2009 was in the amount of $12,631and $0, respectively.

The present value of the total government loan was $1,040,712 as of November 30, 2010 and $1,145,726 as of May 31, 2010.

13.  OTHER PAYABLES

Other payables of $323,600 and $343,780 as of November 30, 2010 and May 31, 2010, respectively, represent the deposits received from customers, payroll payables, accrued professional fees and value-added tax (VAT) payables.

14.  INCOME TAXES

The tax payables balance of $68,892 and $155,397 represents the income tax accrual of Dong Ying China as of November 30, 2010 and May 31, 2010, respectively.

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

Income tax expense of $18,463 and $114,086 for the three and six months ended November 30, 2010 represents PRC current income taxes, respectively.

The Company is subject to United States income tax to the extent of its operations in the United States. The Company accrued no U.S. income tax expense for the three months ended November 30, 2010 due to net loss.

The Company has a deferred tax asset on net operating losses of approximately $277,746 as of November 30, 2010. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company does not have a sufficient operation in the United States to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance of $277,746 was established for the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should the Company start operation in the United States in future periods with supportable trend, the valuation allowance will be reversed accordingly.

15. PERFERRED STOCK

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

A summary of the Company’s stock option activities is presented below:

	Number of options	Weighted average exercise price per share	Weighted average grant date fair value Per Share
Options Outstanding, May 31, 2010 and November 30, 2010	2,525,000	$1.8	$1.28

Compensation cost related to options was recognized as the related options vest. The vesting period was the requisite service period for each option holder. No stock-based compensation cost for the three months ended November 30, 2010 and 2009. The stock-based compensation cost was $0 and $324,125 for the six months ended November 30, 2010 and 2009. As of November 30, 2010, all the outstanding options have vested as follows:

Vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant- date fair value per share
Options vested at,
May 31, 2010	2,525,000	$3,241,250	$1.28
November 30, 2010	2,525,000	$3,241,250	$1.28

If not previously exercised or canceled, options outstanding at November 30, 2010 will expire as follows:

	Range of Exercise Prices		Number	Weighted average
Expiry Date	High	Low	of Shares	exercise price
September 29, 2013	$1.8	$1.8	1,800,000	$1.8
October 2, 2013	$1.8	$1.8	500,000	$1.8
October 22, 2013	$1.8	$1.8	225,000	$1.8

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

17.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per share for the period indicated:

	Three months ended November 30,
	2010	2009
	(Unaudited)	(Unaudited)
Numerator used in basic net income per share:
Net income	$78,398	$1,073,550
Shares (denominator):
Weighted average common shares outstanding	117,587,608	80,020,000
Weighted average common shares outstanding used in computing diluted earnings per ordinary share	117,587,608	80,020,000
Earnings per common share-basic	$0.00	$0.01
Earnings per common share-diluted	$0.00	$0.01

	Six months ended November 30,
	2010	2009
	(Unaudited)	(Unaudited)
Numerator used in basic net income per share:
Net income	$880,003	$1,310,717
Shares (denominator):
Weighted average common shares outstanding	117,587,608	80,020,000
Weighted average common shares outstanding used in computing diluted earnings per ordinary share	117,587,608	80,020,000
Earnings per common share-basic	$0.01	$0.02
Earnings per common share-diluted	$0.01	$0.02

As of November 30, 2010 and 2009, the Company had 2,525,000 common share equivalents outstanding that could potentially dilute basic income per share in the future, but which were excluded in the computation of diluted income per share in the periods presented, as their effect would have been anti-dilutive due to the fact that the weighted average exercise price per share of the stock option is higher than the weighted average market price per share of the common stock during the three and six months ended November 30, 2010 and 2009.

18.  RELATED PARTY TRANSACTIONS AND BALANCES

The Company purchased two intangible assets in prior year from Meisu Jining Science and Technology (Nanjing) Limited Company, previously 25% owned by the Company’s CEO and shareholder Mr. Lequn Huang; and Bio-Medical Research and Development Limited Company, previously 30% owned by Mr. Lequn Huang at prices to be negotiated at the time.  As of November 30, 2010, the cost of these two intangible assets is $751,500 for each. (See Note 10).

Additions to intangible assets

The patent and certificates for clinical trial are additional intangible assets. The patent was purchased from Lei Wang and Lequn Huang by issuing 8,000,000 unregistered shares common stock. The consideration is $1,360,000.The certificates for clinical trial were purchased from Meisu Jining Science and Technology (Nanjing) Limited Company by issuing 9,500,000 unregistered shares common stock. The consideration is $1,776,500. (See Note 10 and 15)

On February 22, 2010, Mr. Lequn Huang sold his interest in Meisu Jining Science and Technology (Nanjing) Limited Company to a third party. The transaction was approved by Chinese Government Agency and legally became effective on February 22, 2010. On January 12, 2010, Chinese Government Agency approved the application of transferring the legal representative of SUJI Bio-Medical Research and Development Limited Company from Mr. Lequn Huang to a third party. After these transactions, neither Mr. Lequn Huang nor any other person in the Company has any interest in Meisu Jining Science and Technology (Nanjing) Limited Company and SUJI Bio-Medical Research and Development Limited.

Meisu Jining became a shareholder of the Company through the above mentioned transaction of the intellectual property transfer at December 18, 2009. On October 20, 2010, Meisu Jining Science and Technology (Nanjing) Limited Company sold all the Company’s shares it owned to a third party, and is not a shareholder of the Company since then.

Advance payments for intangible assets

Advance payments for intangible assets of $1,012,020 and $985,760 as of November 30, 2010 and May 31, 2010 represent the prepayments to Meisu Jining Science and Technology (Nanjing) Limited Company. (On October 20, 2010, Meisu Jining Science and Technology (Nanjing) Limited Company sold all the Company’s shares it owned to a third party, and is not a shareholder of the Company since then.)

The Company has signed two contracts for the purchase of intellectual property with Meisu Jining Science and Technology (Nanjing) Limited Company. One contract was signed in July 2008, for an amount of RMB 2,000,000 ($300,600 at the exchange rate applicable at November 30, 2010) .  As of November 30, 2010 the Company prepaid RMB1,733,333($260,520 at the exchange rate applicable at November 30, 2010). The other contract was signed in July 2009 for a contract amounting tof RMB5,000,000 ($751,500 at the exchange rate applicable at November 30, 2010). As of November 30, 2010, the Company prepaid $751,500. (See Note 8)

Issuance of Preferred stock

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

19.  COMMITMENTS AND CONTINGENCIES

Commitments

In August 2009, the Company signed a technical support contract of Perindopril and Rocuronium with SUJI Bio-Medical Research and Development Limited Company for the total price of RMB8,000,000 ($1,202,400 ). As of November 30, 2010, the Company has paid RMB4,800,000 ($721,440 ) which had been expensed and is committed to pay the remaining  RMB3,200,000 ($480,960) before January 2015.

On May 30, 2010, the Company’s board resolved that the Company would issue Ms. Luk 300,000 shares of the Company's common stock within three months from May 30, 2010 as compensation for serving as an independent director. As of November 30, 2010, the Company has not issued the shares to Ms. Luk. Ms. Luk was elected as a director of the company on May 30, 2010. On December 30, 2010, the board of directors approved, and Ms. Luk agreed, to waive her rights to the 300,000 shares and instead receive $10,000 in cash, to be paid on or before January13, 2011, in full satisfaction of compensation for her services as independent director. The payment was made to Ms. Luk on January 4, 2010.

 Contingencies

Contingencies through November 30, 2010 have been considered by the Company and none were noted which were required to be disclosed.

20.  CONCENTRATIONS AND CREDIT RISK

At November 30, 2010 and May 31, 2010, the Company had a credit risk exposure of cash in banks of $1,546,176 and $1,331,959, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institution in the PRC with acceptable credit rating.

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

(1)  Our main products Cisatracurium Besylate 5mg accounted for 99% and 96% of the Company’s total sales for the three and six months ended November 30, 2010 and 2009, respectively.

(2)  Customers that accounted for over 10% of the Company’s total sales are as follows:

	Three months ended November 30,
	2010		2009
	(Unaudited)		(Unaudited)
	Amount of sales	% of Total Sales	Amount of sales	% of Total Sales
Customer A	$145,862	11%	$-	-
Customer B	72,931	5%	277,847	13%
Customer C	-	-	902,333	42%
Total	$218,793	16%	$1,180,180	55%

	Six months ended November 30,
	2010		2009
	(Unaudited)		(Unaudited)
	Amount of sales	% of Total Sales	Amount of sales	% of Total Sales
Customer A	$382,835	12%	$-	-%
Customer B	385,272	12%	$562,634	16%
Customer C	175,935	6%	1,114,724	32%
Total	$944,042	30%	$1,677,358	48%

(3)  Suppliers accounted for over 10% of the Company’s total purchases are as follows:

	Three months ended November,
	2010		2009
	(Unaudited)		(Unaudited)
	Amount of sales	% of Total Sales	Amount of sales	% of Total Sales
Supplier A	$202,970	52%	$270,996	66%
Supplier B	68,884	18%	77,002	18%
Total	$271,854	70%	$347,998	84%

	Six months ended November,
	2010		2009
	(Unaudited)		(Unaudited)
	Amount of sales	% of Total Sales	Amount of sales	% of Total Sales
Supplier A	$436,227	47%	$536,005	53%
Supplier B	175,127	19%	275,165	37%
Total	$611,354	66%	$811,170	90%

21. SUBSEQUENT EVENTS

Management has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.

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

Results of Operations

The Company realized a net income of $58,813 for the three months ended November 30, 2010, as compared to a net income of $1,073,550 for the three months ended November 30, 2009, and a net income of $743,911 for the six months ended November 30, 2010, as compared to a net income of $1,310,717 for the six months ended November 30, 2009.

Sales and cost of goods sold

Sales decreased 38% to $1,334,486 for the three months ended November 30, 2010, from $2,137,471 for the three months ended November 30, 2009.  Gross margin decreased 43% to $987,756 (74% of sales) for the three months ended November 30, 2010, from $1,720,308 (80% of sales) for the three months ended November 30, 2009.  The decrease was due to the fact that the Company stopped production of Cisatracurium Besylate in September and October, 2010.

Sales decreased 7% to $3,190,884 for the six months ended November 30, 2010, from $3,431,235 for the six months ended November 30, 2009.  Gross margin decreased 10% to $2,416,949 (76% of sales) for the six months ended November 30, 2010, from $2,683,231 (78% of sales) for the six months ended November 30, 2009.  The decrease was due to the fact that the Company stopped production of Cisatracurium Besylate in September and October, 2010.

The Company has upgraded the manufacture facilities and devices during the quarter ended November 30, 2010,  replacing an old freeze-dried powder device with an advanced one which will improve both production and the quality of Cisatracurium Besylate product. The Company had to halt the production of Cisatracurium Besylate for both September and October of 2010 in order to replace the old device, test the new device and resume the production. The decrease in sales was due to the fact that the Company stopped production of Cisatracurium Besylate in September and October. The Company had to hold the delivery of the products due to reduced inventory levesl in September and October even though the market need for Cisatracurium Besylate is still growing.

Operating Expenses

Operating expenses for the three months ended November 30, 2010 were $905,159, representing a 52% increase as compared to $596,154 for the three months ended November 30, 2009. The increase was primarily due to the increase in the selling expense and general and administrative expenses.   Operating expenses for the six months ended November 30, 2010 were $1,554,346, an increase of 23% as compared to $1,266,941 for the six months ended November 30, 2009. The increase was primarily due to the increase in the selling expense and research and development expenses.

The selling expenses increased $257,690 to $422,875 for the three months ended November 30, 2010, compared to $165,185 for the three months ended November 30, 2009. The Company has plans to set up four sales office in Beijing, Shanghai, Guangzhou and Nanjing respectively which the Company can build up its own sales team and increase both sales revenue and net income. The increased selling expenses were primarily used for the setting up of the sales offices. Also, the Company had a one time advertisement charge of approximately $100,000 in the quarter ended November 30, 2010 which is for the design of Company logo and  brochure. The selling expenses increased $292,960 to $542,313 for the six months ended November 30, 2010, compared to $249,353 for the six months ended November 30, 2009. The increase was primarily used for the setting up of the sales offices.

Research and development costs were $150,711 and $222,411 for the three months ended November 30, 2010 and 2009 respectively. This decrease of $71,700 was due to a one time spending on the technology consulting expenses related to the new drug in the three months ended November 30, 2009. Research and development cost increased $107,491 to $394,204 for the six months ended November 30, 2010 as compared to $286,713 for the six months ended November 30, 2009. The increase was due to the increased spending on research and development of pipeline products.

General and administrative expenses increased $96,011 from $168,042 for the three months ended November 30, 2009 to $264,053 for the three months ended November 30, 2010 and decreased $95,561 from $580,318 for the six months ended November 30, 2009 to $484,757 for the six months ended November 30, 2010. Even though the general and administrative expenses increased in the quarter ended November 30, 2010 due to  spending related to  setting up sales offices, the gross amount of G&A expenses for the six months ended November 30, 2010 decreased due to the Company’s effort in controlling G&A spending.

Other Expenses

Other expenses were $5,321 for the three months ended November 30, 2010 as compared to $50,604 for the three months ended November 30, 2009 and was $4,606 for the six months ended November 30, 2010 as compared to $105,573 for the six months ended November 30, 2009. The change was due to the decrease in the balances of the shareholder loans, bank loans and government loans which resulted in a decrease of interest expense of $40,973 and $82,481 for the three and six months ended November 30, 2010 compared to November 30, 2009.

Income Tax Expense

Income tax expense was $114,086 for the six months ended November 30, 2010 and $18,463 for the three months ended November 30, 2010. There was no income tax expense for the three and six months ended November 30, 2009 because the Company enjoyed tax free benefit in the calendar year 2009.

Net Income

Net income decreased $1,014,737 from $1,073,550 for the three months ended November 30, 2009 to $58,813 for the three months ended November 30, 2010. The decrease in net income was due to the upgrade of  manufacturing facilities where the production of Cisatracurium Besylate has been halted in September and October 2010. Net income decreased $566,805 from  $1,310,717 for the six months ended November 30, 2009 to  $743,912 for the six months ended November 30, 2010.  The decrease in net income was due to the upgrade of  manufacturing facilities where the production of Cisatracurium Besylate has been halted in September and October 2010.

Liquidity and Capital Resources

The operations of Dong Ying China have generated profits for the six months ended November 30, 2010. The Company had $1,546,176 in cash. The profit generated from operation is sufficient to enable the Company to support its current operations and pay current debt due for repayment.  However, the Company plans to raise more capital through equity finance to provide cash to expand its business development, fund further drug product development and launch new products.

 Net cash provided by the operating activities for the six months ended November 30, 2010 was $1,373,715 compared to the net cash provided in the operating activities of $1,124,109 for the six months ended November 30, 2009, a increase of $249,606, even though the net income decreased $566,805 for the six months ended November 30, 2010 as compared to  November 30, 2009. The increase is primarily attributable to the  increase in the cash provided by collections of accounts receivables and note receivables in the amount of $908,324 in the six months ended November 30, 2010 compared to  November 30, 2009; a decrease in cash paid for accounts payable for the amount of $392,742 from the decreased purchase of raw material in the six months ended November 30, 2010 compared to the six months ended November 30, 2009 and a change in stock based compensation for the amount of $324,125 in the six months period ended November 30, 2009 compared to zero in the six months ended November 30, 2010.

Net cash used in the investment activities for the six months ended November 30, 2010 and 2009 was $1,045,037 and $985,899, respectively. The Company has purchased $488,219 more fixed assets to upgrade the manufacture facilities during  the six months ended November 30, 2010 as compared to the same period of last year. Also, the Company had an advanced payment of $601,200 for the purchase of a research and development lab in the six months ended November 30, 2010. Additionally, the investment in a low risk short term financial product from China Agricultural Bank matured and was sold out for cash during the six months period ended November 30, 2010. The Company had an advanced payment of $731,317 in the six months period ended November 30, 2009 and there was no such payment in the six months ended November 30, 2010.

Net cash used in the financing activities for the six months ended November 30, 2010 was $147,400 and net cash used in the financing activities for the six months ended November 30, 2009 was $652,307, which was a decrease of $504,907. During the six months ended November 30, 2010, the Company reduced  loans from banks and government in the net amount of $147,400. In comparison, the Company has borrowed $1,461,408,  and repaid $1,462,021 in loans as well as repaying another $651,694 in shareholder loans during the six months period ended November 30, 2009.

Loans from Government

The Company has a loan from the Nantong Economic and Technology Development Zone Administration. The loan bears no interest. The original principal amount of the loan was RMB20million ($3,006,000 at the exchange rate applicable at November 30, 2010) and was due for repayment in full in March 2007. During 2007 the Company repaid RMB3,000,000($450,900 at the exchange rate applicable at November 30, 2010).  In December, 2007,  the Company was granted an extension to December 31, 2008. During the year ended December 31, 2008,  the Company repaid RMB2,000,000 ($300,600 at the exchange rate applicable at November 30, 2010). On February 1, 2009 the Company repaid another RMB2,000,000 ($300,600 at the exchange rate applicable at November 30, 2010) and the Company was granted an extension to December 31, 2009 for the remainder of the loan of RMB13,000,000 ($1,953,900 at the exchange rate applicable at November 30, 2010). The Company repaid RMB3,000,000 ($450,900 at the exchange rate applicable at November 30, 2010) in December 2009, and was granted another extension to December 31, 2010 for the remaining loan balance of RMB10,000,000 ($1,503,000 at the exchange rate applicable at November 30, 2010). On April 7, 2010, the Company repaid RMB1,000,000 ($150,300 at the exchange rate applicable at November 30, 2010). On May 6, 2010, the Company repaid RMB1,000,000 ($150,300 at the exchange rate applicable at November 30, 2010) leaving a remaining balance of RMB8,000,000  ($1,202,400 at the exchange rate applicable at November 30, 2010). On August 31, 2010, the Company repaid RMB1,000,000 ($150,300 at the exchange rate applicable at November 30, 2010) leaving a remaining balance of RMB7,000,000 ($1,052,100 at the exchange rate applicable at November 30, 2010).

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

Imputed loan interest expense included in the accounts for the three months ended as of November 30, 2010 and 2009 was $12,098 and $25,244 respectively; and for the six months ended November 30, 2010 and 2009 was in the amount of $27,241 and $50,509 respectively which is determined as the amortization on the interest method basis of the discount over the remaining period to maturity of the loan.  Gain from discount of non-interest loans for the three months ended as of November 30, 2010 and 2009 was $3,848 and $0 respectively and for the six months ended November 30, 2010 and 2009 was in the amount of $12,631and $0, respectively.

The present value of the total government loan was $1,040,712 as of November 30, 2010 and $1,145,726 as of May 31, 2010.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates.

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

Earning/(Los)s Per Share

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

Recent Accounting Pronouncements

In September 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-25, Reporting Loans to Participants by Defined Contribution Pension Plans, (“ASU 2010-25”). The guidance in ASU 2010-25 indicated that participant loans should be classified as notes receivable from participants in the financial statements of a defined contribution pension plan, measured at the outstanding principal amount plus accrued, but unpaid interest. ASU 2010-25 is effective for fiscal years ending after December 15, 2010. Early adoption is permitted. The Plan applied the guidance retrospectively to all prior periods presented. This pronouncement is not expected to have a material impact on the consolidated financial statements upon adoption.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Lequn Huang, the Company’s Chief Executive Officer (“CEO”), and Xinjie Mu, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six months ended November 30, 2010. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  The Company’s CEO and CFO also conluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports required to to be filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended November 30, 2010.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended November 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

SINOBIOPHARMA, INC.

Dated: January 19, 2011	By:	/s/ Lequn Huang
Name: Lequn Huang
Title: President, CEO, Treasurer and Director

Dated: January 19, 2011	By:	/s/ Xinjie Mu
Name: Xinjie Mu
Title: Chief Financial Officer and Director