Form 10-Q
period 2011-02-28
Sinobiopharma, Inc.
filed 2011-04-14
CIK 1403612

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number: 333-144910

SINOBIOPHARMA, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-3002371
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 117,587,608 shares of common stock, $.0001 par value, were outstanding as of April 14, 2011.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

SINOBIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 28, 2011	May 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$830,066	$1,331,959
Accounts receivable	1,439,414	670,662
Notes receivable	392,500	274,148
Inventories, net	1,080,295	758,090
Advance payments	254,894	67,971
Other receivables	267,423	321,493
Available for sale securities	-	293,064
Total Current Assets	4,264,592	3,717,387

Property, plant and equipment, net	3,723,987	2,912,983
Intangible assets, net	4,381,670	4,336,832
Long term advance payment	1,707,467	985,760
TOTAL ASSETS	$14,077,716	$11,952,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$618,169	$419,707
Loans from government	-	1,145,726
Advances from customers	136,291	135,521
Income tax payable	332,340	155,397
Other payables	730,179	343,780
Total Current Liabilities	1,816,979	2,200,131

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value;10,000,000 shares authorized; 1,000,000 shares issued and outstanding at February 28, 2011 and May 31, 2010	100	100
Common stock; $0.0001 par value; 2,490,000,000 shares authorized; 117,587,608 shares issued and outstanding at February 28, 2011 and May 31, 2010	11,759	11,759
Additional paid-in capital	14,360,487	14,360,487
Accumulated deficit	(2,619,453)	(4,847,707)
Accumulated other comprehensive income	507,844	228,192
Total Stockholders' Equity	12,260,737	9,752,831
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,077,716	$11,952,962

See notes to the consolidated financial statements

SINOBIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months ended		Nine Months ended
	February 28,		February 28,
	2011	2010	2011	2010
SALES	$4,018,561	$1,993,412	$7,209,445	$5,424,647
COST OF GOODS SOLD	857,728	380,799	1,631,663	1,128,803

GROSS MARGIN	3,160,833	1,612,631	5,577,782	4,295,844

OPERATING EXPENSES
Selling expenses	425,036	144,956	967,349	394,309
Research and development	228,068	30,683	622,272	317,396
Depreciation and amortization	74,122	59,241	207,194	209,798
General and administrative expenses	670,893	358,165	1,155,650	938,483
TOTAL OPERATING EXPENSES	1,398,119	593,045	2,952,465	1,859,986

INCOME FROM OPERATIONS	1,762,714	1,019,568	2,625,317	2,435,858

OTHER INCOME/(EXPENSES)
Interest income	1,668	1,896	6,214	7,070
Interest expense	(7,956)	(38,193)	(35,560)	(148,278)
Other income (expenses)	(4,988)	55,048	13,464	54,386
	(11,276)	18,751	(15,882)	(86,822)
INCOME BEFORE INCOME TAX EXPENSE	1,751,438	1,038,319	2,609,435	2,349,036

INCOME TAX EXPENSE	(267,095)	(97,096)	(381,181)	(97,096)

NET INCOME	1,484,343	941,223	2,228,254	2,251,940

OTHER COMPREHENSIVE INCOME

Foreign Currency Translation Adjustment	28,707	5,209	279,652	26,748

COMPREHENSIVE INCOME	$1,513,050	$946,432	$2,507,906	$2,278,688

Earnings per share
Basic and diluted	$0.01	$0.01	$0.02	$0.03
Weighted average shares used in computation:
Basic and diluted	117,587,608	104,117,920	117,587,608	87,950,083

See notes to the consolidated financial statement

SINOBIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended February 28,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,228,254	$2,251,940
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	407,060	318,412
Stock-based compensation	-	324,125
Imputed interest expense on shareholders' loans	-	15,864
Amortization of discount in interest expense	38,689	68,235
Gain on securities for sale	(1,764)	-
Common shares issued for consulting services	-	33,000
Gain from discount of non-interest government loan	(12,631)	(55,694)
Changes in operating assets and liabilities:
Notes receivable	(108,780)	5,600
Accounts receivable, net	(743,857)	(920,879)
Inventories	(284,999)	(264,843)
Advance payments	(172,303)	(170,993)
Other receivables	44,029	(297,856)
Accounts payable	181,717	(286,315)
Advance from customers	(6,379)	(34,120)
Income tax payable	171,270	97,096
Other payables	373,421	(96,856)
Net Cash Provided by Operating Activities	2,113,727	986,716

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from selling securities	296,564	-
Acquisition of property and equipment	(966,331)	(323,472)
Advance payment for purchase of real property	(604,400)	-
Advance payment for purchase of intangible assets	(75,550)	(731,317)
Net Cash Used in Investing Activities	(1,349,717)	(1,054,789)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	-	2,194,608
Repayment of bank loans and government loans	(1,205,100)	(3,148,381)
Repayment of shareholder loans	(133)	(651,694)
Proceeds from common stock issued	-	1,600,000
Payment for common stock issuance costs	-	(15,000)
Net Cash Used in Financing Activities	(1,205,233)	(20,467)

EFFECT OF FOREIGN CURRENCY FLUCTUATION ON CASH	(60,670)	(12,450)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(501,893)	(100,990)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,331,959	891,132

CASH AND CASH EQUIVALENTS - ENDING OF PERIOD	$830,066	$790,142

Supplemental cash flow information:
Cash paid for income taxes	$209,911	$27,893
Cash paid for interest expense	$-	$65,349
Non-cash investing and financing activities
100,000 common shares issued in exchange of consulting service received (see Note 14)	$-	$33,000
17,500,000 common shares issued in exchange of intangible assets (see Note 14)	$-	$3,136,500
4,234,275 common shares issued to settle debts (see Note 14)	$-	$508,113
1,000,000 preferred shares issued in exchange for intangible assets (see Note 15)	$-	$100

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

Dong Ying China was incorporated under the laws of the People’s Republic of China (the “PRC”) in 2003. Dong Ying China’s business is the development, manufacture and sale of pharmaceutical products in China. There are two product lines currently as of February 28, 2011 and several other potential products in various stages of research and development. The product lines currently commercialized are Cisatracurium Besylate, a skeletal muscle relaxant, and Perindopril, a cardiovascular drug. Dong Ying China’s offices and manufacturing facility are in owned premises located on land used under license in Nantong, China and its research and development is carried out in Nanjing, China.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the financial statements of the Company and its subsidiaries. The accompanying  unaudited consolidated balance sheet as of February 28, 2011, consolidated statements of income and comprehensive income for the three months and nine months ended, and consolidated statements of cash flows for the nine months ended February 28, 2011 and 2010 include Sinobiopharma, Inc. and its directly owned subsidiaries, Dongying BVI, Big Global and Dong Ying China.

All significant intercompany transactions and balances are eliminated on consolidation.

The accompanying unaudited consolidated financial statements as of February 28, 2011 and for the three months and nine months ended February 28, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X applicable to smaller reporting companies. In the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature (or a description of the nature and amount of any adjustments other than normal recurring adjustments).  The consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended May 31, 2010 that are included in the Company’s 2010 annual report on 10-K filed with the Securities and Exchange Commission.

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

Impairment of long-lived assets

The Company reviews for impairment of long-lived assets and intangibles assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when sum of the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The assessment is based on the carrying amount of the long-lived asset at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of February 28, 2011 and May 31, 2010, respectively.

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

3.  NOTES RECEIVALBE

Notes receivables of $392,500 as of February 28, 2011 and $274,148 as of May 31, 2010 represents bank acceptance notes the Company received from customers for sales of products. The notes are with maturity duration of 6 months, and are accepted by banks.

4.  ACCOUNTS RECEIVABLE

Accounts receivable consist of receivables for sales of product on credit. Accounts receivable as of February 28, 2011 and May 31, 2010 was $1,439,414 and $670,662, respectively. No allowance for doubtful accounts was recorded during the three and nine months ended February 28, 2011 and 2010 as management believes no accounts are uncollectible as of February 28, 2011 and 2010.

5.  INVENTORIES

Inventories at February 28, 2011 and May 31, 2010 consist of the following:

	February 28, 2011	May 31, 2010
	(Unaudited)
Raw materials	$204,902	$127,883
Goods in process	606,280	553,450
Finished goods	269,113	76,757

	$1,080,295	$758,090

6.  ADVANCE PAYMENTS

Advance payments of $254,894 and $67,971 as of February 28, 2011 and May 31, 2010 represented payments in advance to suppliers of the Company’s raw materials.

7.  AVAILABLE FOR SALE SECURITIES

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

8.  LONG TERM ADVANCE PAYMENTS

	February 28, 2011	May 31, 2010
	(Unaudited)
Prepayment for technologies A	1,023,467	985,760
Prepayment for technologies B	76,000	-
Prepayment for real property	608,000	-

	$1,707,467	$985,760

Advance payment for intangible assets of $1,023,467 and $985,760 as of February 28, 2011 and May 31, 2010, respectively, represent prepayments to the Meisu Jining Science and Technology (Nanjing) Limited Company for the purchase of two technologies for new product manufacturing (“intellectual property”).  As of February 28, 2011, the Company has not obtained the technologies. If these technologies cannot be delivered by the due date of January, 2015 stipulated in the contracts, the prepayment will be returned to the Company.

Meisu Jining Science and Technology (Nanjing) Limited Company was a related party prior February 22, 2010.  The Company’s CEO and shareholder Mr. Lequn Huang owned 25% of such entity.  On February 22, 2010, Mr. Lequn Huang sold his interest in Meisu Jining Science and Technology (Nanjing) Limited Company to a third party which was approved by Chinese Government.  Meisu Jining Science and Technology (Nanjing) Limited Company became a shareholder of the Company with 8% interest through another Intellectual Property Purchase Transaction (see Note 10) which occurred in December 2009. On October 20, 2010, Meisu Jining Science and Technology (Nanjing) Limited Company sold all the Company’s shares it owned to a third party, and is no longer a shareholder of the Company.

On August 9, 2010, the Company signed a technology transfer contract of 10mg and 20mg Cisatracurium Besylate with third party Nanjing Huanxi Science & Consulting Ltd., Co. for the total price of RMB1,500,000 ($228,000 at the exchange rate applicable at February 28, 2011). As of February 28, 2011, the Company has paid RMB500,000 ($76,000 at the exchange rate applicable at February 28, 2011) and has not obtained the technology. If the technology cannot be delivered by the due date of January, 2015 stipulated in the contracts, the prepayment will be returned to the Company.

On December 20, 2010, the Company entered into a real property purchase agreement with JiangSu Artall Real Estate Ltd., Co. to acquire an office with 200 square meters to use as a research and development center. As of February 28, 2011, the Company paid all the contract price of $608,000. The building was under construction and expected to be completed in 2011, the ownership will be transferred to the Company at the same time.

9.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment at February 28, 2011 and May 31, 2010 consist of the following:

	February 28, 2011	May 31, 2010
	(Unaudited)
Buildings	$2,068,767	$1,990,207
Land use rights	421,018	405,507
Manufacturing equipment	2,098,678	999,665
Office furniture and equipment	134,072	102,263
Road and grounds	236,130	212,791
Vehicles	165,442	146,171
Leasehold improvements	32,329	31,138
Software	2,210	2,127
	5,158,646	3,889,869
Less: accumulated depreciation	1,434,659	1,105,938
	3,723,987	2,783,931
Construction-in-process	-	129,052
	$3,723,987	$2,912,983

Depreciation expense for the three months ended February 28, 2011 and 2010 was $101,970 and $80,113, respectively. For the nine months ended February 28, 2011 and 2010, the depreciation expense was $288,025 and $246,334, respectively.

10.  INTANGIBLE ASSETS, NET

Intangible assets consist of the cost of patent, certificates for clinical trial, and technologies to manufacture the company’s products.

The patent was purchased on December 22, 2009 from Lei Wang and Lequn Huang by issuing 8,000,000 unregistered shares common stock at the price of $0.17 per share and preferred stock, respectively.

The certificates for clinical trial were purchased on December 18, 2009 from Meisu Jining Science and Technology (Nanjing) Limited Company by issuing 9,500,000 unregistered shares of common stock at a price of $0.187 per share. The acquiring clinical trial certificates were approved by the government for the drug Eplerenone, the Company does not intend to continue the R&D process of this drug internally since obtaining these certificates, but wants to use them to exchange for other “ready for production” drugs or profit sharing with other companies who have completed the next development stage of this drug. On July 26, 2010, Dong Ying China entered into a Cooperation Agreement with Jiangsu LianHuan Pharmaceuticals Co., Ltd. (“LianHuan”) for the co-development, manufacture, and marketing of the drug Eplerenone.  According to the Agreement, LianHuan shall be responsible for all fees and expenses incurred in the clinical trials.  Following the completion of clinical trials, LianHuan and DongYing shall jointly complete and submit the drug production application.  Once production approval for Eplerenone is obtained, LianHuan and DongYing shall jointly own the new drug production certificate for Eplerenone. LianHuan shall be responsible for the manufacture of Eplerenone and its’ tablet form, though Dong Ying China retains the option to produce Eplerenone capsules. The net profit from the sales of Eplerenone shall be apportioned as 60 percent to Dong Ying China and 40 percent to LianHuan. As of February 28, 2011, the Agreement hasn’t been executed.

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

The patent has a useful life of 20 years from the date of application. There was 16.5 years of useful life remaining when the Company purchased patent. The certificates have a useful life of 20 years but, because they haven’t been used in production, no amortization is recorded. The technologyies have an estimated useful life of 20 years. The amounts related to the particular products are as follows:

	February 28, 2011				May 31, 2010
	(Unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weight Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weight Average Useful Life
				(in years)				(in years)
KuTai Patent	$1,409,189	$(106,919)	$1,302,270	16.5	$1,357,219	$(41,128)	$1,316,091	16.5
Clinical Trial Certificates for Eplerenone	1,840,682	-	1,840,682		1,772,867	-	1,772,867
Cisatracurium Besylate Technology	760,000	(140,641)	619,359	20	732,000	(108,063)	623,937	20
Perindopril Technology	760,000	(140,641)	619,359	20	732,000	(108,063)	623,937	20
Total intangible assets	$4,769,871	$(388,201)	$4,381,670		$4,594,086	$(257,254)	$4,336,832

Amortization for the three months ended February 28, 2011 and 2010 in the amount of $40,112 and $33,638 and for the nine months ended February 28, 2011 and 2010 in the amount of $119,035 and $72,078 are included in depreciation and amortization expense, respectively.

11.  LOANS FROM GOVERNMENT

The Company has a loan from the Nantong Economic and Technology Development Zone Administration. The loan bears no interest. The original principal amount of the loan was RMB20 million ($3,040,000 at the exchange rate applicable at February 28, 2011) and was due for repayment in full in March 2007. During 2007 the Company repaid RMB3,000,000 ($456,000 at the exchange rate applicable at February 28, 2011).  In December 2007, the Company was granted an extension to December 31, 2008. During the year ended December 31, 2008 the Company repaid RMB2,000,000 ($304,000 at the exchange rate applicable at February 28, 2011). On February 1, 2009 the Company repaid another RMB2,000,000 ($304,000 at the exchange rate applicable at February, 2011) and the Company was granted an extension to December 31, 2009 for the remainder of the loan of RMB13,000,000 ($1,976,000 at the exchange rate applicable at February 28, 2011). The Company repaid RMB3,000,000 ($456,000 at the exchange rate applicable at February 28, 2011) in December 2009, and was granted another extension to December 31, 2010 for the remaining loan balance of RMB10,000,000 ($1,520,000 at the exchange rate applicable at February 28, 2011). On April 7, 2010, the Company repaid RMB1,000,000 ($152,000 at the exchange rate applicable at February 28, 2011). On May 6, 2010, the Company repaid RMB1,000,000 ($152,000 at the exchange rate applicable at February 28, 2011) leaving a remaining balance of RMB8,000,000  ($1,216,000 at the exchange rate applicable at February 28, 2011). On August 31, 2010, the Company repaid RMB1,000,000 ($152,000 at the exchange rate applicable at February 28, 2011). On December 31, 2010, the Company repaid RMB4,000,000 ($608,000 at the exchange rate applicable at February 28, 2011). On January 14, 2011, the Company repaid off the loan balance of RMB3,000,000($456,000 at the exchange rate applicable at February 28, 2011).

Since the loan bears no interest, the obligation is carried at its net present value using interest rates equal to the prevailing Bank of China one-year rate at the time the loan was received (5.6% in 2004, applied in respect of the 2006 year) or on the date the extension was effective (6.4% in March 2007, applied in respect of the 2007 and 2008 years, 5.6% in February, 2009, applied in respect of the 2009 year and 5.31% in February 2010, applied in respect of the 2010 year and January 2011 year).

Imputed loan interest expense included in the accounts for the three months ended as of February 28, 2011 and 2010 was $11,448 and $17,726, respectively; and for the nine months ended February 28, 2011 and 2010 was in the amount of $38,689 and $68,235, respectively which is determined as the amortization on the interest method basis of the discount over the remaining period to maturity of the loan. Gain from discount of non-interest loans for the three months ended as of February 28, 2011 and 2010 was $0 and $55,694, respectively; and for the nine months ended February 28, 2011 and 2010 was in the amount of $12,631 and $55,694, respectively.

The present value of the total government loan was $0 as of February 28, 2011 and $1,145,726 as of May 31, 2010.

12.  OTHER PAYABLES

Other payables of $730,179 and $343,780 as of February 28, 2011 and May 31, 2010, respectively, represent the deposits received from customers, payroll payables, accrued professional fees and value-added tax (VAT) payables.

13.  INCOME TAXES

The tax payables balance of $332,340 and $155,397 represents the income tax accrual of Dong Ying China as of February 28, 2011 and May 31, 2010, respectively.

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

Income tax expense of $267,095 and $381,181 for the three and nine months ended February 28, 2011, and the income tax expense of $97,096 for the three months and nine months ended February 28, 2010 represents PRC current income taxes, respectively.

The Company is subject to United States income tax to the extent of its operations in the United States. The Company accrued no U.S. income tax expense for the three months and nine months ended February 28, 2011 due to net loss.

The Company has a deferred tax asset on net operating losses of approximately $429,592 as of February 28, 2011. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company does not have a sufficient operation in the United States to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance of $429,592 was established for the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should the Company start operation in the United States in future periods with supportable trend, the valuation allowance will be reversed accordingly.

14. COMMON STOCK

As of May 31, 2009, the Company has 79,920,000 share of common stock issued and outstanding.

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

On December 22, 2009, the Company's wholly-owned subsidiary Dong Ying China entered into a patent transfer agreement with Lei Wang the employee of Dong Ying China and Lequn Huang, the Company's chief executive officer and director, for the transfer of a patent, "Composition for Lyophilized Powder of Atracurium," jointly owned by Mr. Wang and Mr. Huang. As consideration for the patent, the Company issued 8,000,000 unregistered shares of the Company's common stock to Mr. Wang, of which the value was determined at the market price as of the same date, and also agreed to issue the preferred stock to Mr. Huang, but prior to the issuance of the preferred stock, the Company shall: (i) undertake its commercially reasonable best efforts to seek shareholder, board, and relevant governmental approval to authorize a class of blank check preferred stock, and (ii) following the effectiveness of the authorization of blank check preferred stock, designate and issue such number of shares of preferred stock as to give Mr. Huang approximately 51% of the voting rights and 0% of the equity rights of the Company. Should the Company fail to obtain sufficient approval to authorize any preferred stock after having made commercially reasonable best efforts to do so, Mr. Huang waived his right to redress under the dispute settlement terms of the agreement. The preferred stocks were issued on April 2, 2010, please refer to Note 15. The fair value of the consideration of issuance of 8,000,000 common stock on December 22, 2009 was $1,360,000 at a price of $0.17 per share.

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

As of February 28, 2011 and May 31, 2010, the Company has 117,587,608 shares of common stock issued and outstanding.

15. PREFERRED STOCK

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

After majority shareholders’ approval process, on April 2, 2010, pursuant to the terms of the patent transfer agreement for "Composition for Lyophilized Powder of Atracurium” signed on December 22, 2009 (as mentioned in note 14), the Company issued 1,000,000 shares of the Series A Preferred Stock (the "Preferred Stock") to Mr. Lequn Huang as consideration for the patent. The issuance of the Preferred Stock to Mr. Huang was exempt from registration under Section 4(2) of the Securities Act based upon our compliance with Regulation S as promulgated by the SEC under the Securities Act of 1933, as amended.

As of February 28, 2011 and May 31, 2010, the Company has 1,000,000 shares of preferred stock issued and outstanding.

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

A summary of the Company’s stock option activities is presented below:

	Number of options	Weighted average exercise price per share	Weighted average grant date fair value Per Share
Options Outstanding, May 31, 2010 and February 28, 2011	2,525,000	$1.8	$1.28

Compensation cost related to options was recognized as the related options vest. The vesting period was the requisite service period for each option holder. No stock-based compensation cost for the three months ended February 28, 2011 and 2010. The stock-based compensation cost was $0 and $324,125 for the nine months ended February 28, 2011 and 2010. As of February 28, 2011, all the outstanding options have vested as follows:

Vested options are as follows:

	Number outstanding	Total fair value	Weighted average grant- date fair value per share
Options vested at,
May 31, 2010	2,525,000	$3,241,250	$1.28
February 28, 2011	2,525,000	$3,241,250	$1.28

If not previously exercised or canceled, options outstanding at February 28, 2011 will expire as follows:

	Range of Exercise Prices		Number	Weighted average
Expiry Date	High	Low	of Shares	exercise price
September 29, 2013	$1.8	$1.8	1,800,000	$1.8
October 2, 2013	$1.8	$1.8	500,000	$1.8
October 22, 2013	$1.8	$1.8	225,000	$1.8

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

As of February 28, 2011 and May 31, 2010, non of options were exercised.

17.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per share for the period indicated:

	Three months ended February 28,
	2011	2010
	(Unaudited)	(Unaudited)
Numerator used in basic net income per share:
Net income	$1,484,343	$941,223
Shares (denominator):
Weighted average common shares outstanding	117,587,608	104,117,920
Weighted average common shares outstanding used in computing diluted earnings per ordinary share	117,587,608	104,117,920
Earnings per common share-basic	$0.01	$0.01
Earnings per common share-diluted	$0.01	$0.01

	Nine months ended February 28,
	2011	2010
	(Unaudited)	(Unaudited)
Numerator used in basic net income per share:
Net income	$2,228,254	$2,251,940
Shares (denominator):
Weighted average common shares outstanding	117,587,608	87,950,083
Weighted average common shares outstanding used in computing diluted earnings per ordinary share	117,587,608	87,950,083
Earnings per common share-basic	$0.02	$0.03
Earnings per common share-diluted	$0.02	$0.03

As of February 28, 2011 and 2010, the Company had 2,525,000 common share equivalents outstanding that could potentially dilute basic income per share in the future, but which were excluded in the computation of diluted income per share in the periods presented, as their effect would have been anti-dilutive due to the fact that the weighted average exercise price per share of the stock option is higher than the weighted average market price per share of the common stock during the three and nine months ended February 28, 2011 and 2010.

18.  RELATED PARTY TRANSACTIONS AND BALANCES

Purchase of intangible assets

The Company purchased two technologies in prior year from Meisu Jining Science and Technology (Nanjing) Limited Company, previously 25% owned by the Company’s CEO and shareholder Mr. Lequn Huang; and Bio-Medical Research and Development Limited Company, previously 30% owned by Mr. Lequn Huang at prices to be negotiated at the time.  As of February 28, 2011, the cost of these two intangible assets is $760,000 for each. (See Note 10).

The Company also purchased the patent and certificates for clinical trial. The patent was purchased from Lei Wang and Lequn Huang by issuing 8,000,000 unregistered shares common stock. The consideration is $1,360,000. The certificates for clinical trial were purchased from Meisu Jining Science and Technology (Nanjing) Limited Company by issuing 9,500,000 unregistered shares common stock. The consideration is $1,776,500. (See Note 10 and 14)

On February 22, 2010, Mr. Lequn Huang sold his interest in Meisu Jining Science and Technology (Nanjing) Limited Company to a third party. The transaction was approved by Chinese Government Agency and legally became effective on February 22, 2010. On January 12, 2010, Chinese Government Agency approved the application of transferring the legal representative of SUJI Bio-Medical Research and Development Limited Company from Mr. Lequn Huang to a third party. After these transactions, neither Mr. Lequn Huang nor any other person in the Company has any interest in Meisu Jining Science and Technology (Nanjing) Limited Company and SUJI Bio-Medical Research and Development Limited.

Meisu Jining became a shareholder of the Company through the above mentioned transaction of the intellectual property transfer at December 18, 2009. On October 20, 2010, Meisu Jining Science and Technology (Nanjing) Limited Company sold all the Company’s shares it owned to a third party, and is not a shareholder of the Company since then.

Advance payments for intangible assets

Advance payments for intangible assets of $1,023,467 and $985,760 as of February 28, 2011 and May 31, 2010 represent the prepayments to Meisu Jining Science and Technology (Nanjing) Limited Company. (On October 20, 2010, Meisu Jining Science and Technology (Nanjing) Limited Company sold all the Company’s shares it owned to a third party, and is not a shareholder of the Company since then.)

The Company has signed two contracts for the purchase of intellectual property with Meisu Jining Science and Technology (Nanjing) Limited Company. One contract was signed in July 2008, for an amount of RMB 2,000,000 ($304,000 at the exchange rate applicable at February 28, 2011).  As of February 28, 2011 the Company prepaid RMB1,733,333 ($263,467 at the exchange rate applicable at February 28, 2011). The other contract was signed in July 2009 for a contract amounting to RMB5,000,000 ($760,000 at the exchange rate applicable at February 28, 2011). As of February 28, 2011, the Company prepaid $760,000. (See Note 8)

Issuance of preferred stock

On April 2, 2010, pursuant to the terms of the patent transfer agreement for "Composition for Lyophilized Powder of Atracurium” signed on December 22, 2009, the Company issued 1,000,000 shares of the Series A Preferred Stock (the "Preferred Stock") to Mr. Lequn Huang, the Company’s chairman, president and chief executive officer as consideration for the patent. Such number of shares of preferred stock was to give Mr. Huang approximately 51% of the voting rights and 0% of the equity rights of the Company. (See Note 15)

19.  COMMITMENTS AND CONTINGENCIES

Commitments

In August 2009, the Company signed a technical support contract of Perindopril and Rocuronium with SUJI Bio-Medical Research and Development Limited Company for the total price of RMB8,000,000 ($1,216,000 at the exchange rate applicable at February 28, 2011 ). As of February 28, 2011, the Company has paid RMB4,800,000 ($729,600 at the exchange rate applicable at February 28, 2011) which had been expensed and is committed to pay the remaining  RMB3,200,000 ($486,400 at the exchange rate applicable at February 28, 2011) before January 2015.

On August 9, 2010, the Company signed a technology transfer contract of 10mg and 20mg Cisatracurium Besylate with Nanjing Huanxi Science & Consulting Ltd., Co. for the total price of RMB1,500,000 ($228,000 at the exchange rate applicable at February 28, 2011). As of November 31, 2010, the Company has paid RMB500,000 ($76,000 at the exchange rate applicable at February 28, 2011). The Company is committed to pay RMB500,000 ($76,000 at the exchange rate applicable at February 28, 2011) when the technical documents are transferred to the Company and to pay the remaining RMB500,000 ($76,000 at the exchange rate applicable at February 28, 2011) when the manufacturing testing is finished.

Contingencies

Contingencies through February 28, 2011 have been considered by the Company and none were noted which were required to be disclosed.

20.  CONCENTRATIONS AND CREDIT RISK

At February 28, 2011 and May 31, 2010, the Company had a credit risk exposure of cash in banks of $830,066 and $1,331,959, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institution in the PRC with acceptable credit rating.

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

(1)  Our main products Cisatracurium Besylate 5mg accounted for 100% and 98.5% of the Company’s total sales for the three months ended February 28, 2011 and 2010, respectively and accounted for 99% and 96% of the Company’s total sales for the nine months ended February 28, 2011 and 2010, respectively.

(2)  Customers that accounted for over 10% of the Company’s total sales are as follows:

	Three months ended February 28,
	2011		2010
	(Unaudited)		(Unaudited)
	Amount of sales	% of Total Sales	Amount of sales	% of Total Sales
Customer A	$785,449	20%	$572,949	29%
Customer B	485,845	12%	171,456	9%
Customer C	460,080	11%	394,349	20%
Total	$1,731,374	43%	$1,138,754	58%

	Nine months ended February 28,
	2011		2010
	(Unaudited)		(Unaudited)
	Amount of sales	% of Total Sales	Amount of sales	% of Total Sales
Customer A	$1,170,721	16%	$1,135,583	21%
Customer B	867,822	12%	399,618	7%
Customer C	636,015	9%	1,509,073	28%
Total	$2,674,558	37%	$3,044,274	56%

(3) The accounts receivable of the largest three customers A, B and C represented about 37% ($536,131), 0% and 37% ($529,919) respectively and 57% ($384,619), 0% and 39% ($264,419) respectively of the Company’s total account receivables as of February 28, 2011 and May 31, 2010.

(4) One supplier accounted for 11% ($564,189) and 46% ($630,107) of the Company’s total purchase for the nine months ended February 28, 2011 and February 28, 2010. No suppliers accounted for over 10% of the company’s total purchases in the three months ended February 28, 2011 and February 28, 2010.

(5) The accounts payable of this supplier  above accounted for 56% ($346,108) and 87% ($365,937) of the Company’s total account payable as of February 28, 2011 and May 31, 2010.

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

Overview

The Company, through its operating subsidiary Dong Ying China, is involved in the Chinese biopharmaceutical industry. We are engaged in R&D, manufacturing, marketing and distribution of biopharmaceutical products, with a primary focus on the muscle relaxant and heart disease areas.  By using its innovative methods of active pharmaceutical ingredient (“API”) synthesis and drug delivery, the Company intends to introduce products that enhance usability, reduce drug development timelines and costs.  We have successfully brought four drugs to the Chinese market, including our flagship product, KuTai (Cisatracurium), a leading muscle relaxant and its recently launched product, YiTai (Perindopril), a first-to-market cardiovascular ACE inhibitor. We have has six additional drug candidates in the pipeline.  Our production facilities are GMP-certified by the China State Food and Drug Administration (SFDA) and we have has an established distribution network in China.

Results of Operations

The Company realized a net income of $1,484,343 for the three months ended February 28, 2011, as compared to a net income of $941,223 for the three months ended February 28, 2010. The increases of $543,120 or 57.7% was primarily due to increased product demand in last quarter from customer because of the halt of production of Cisatracurium Besylate in September and October, 2010. We realized a net income of $2,228,254 for the nine months ended February 28, 2011, as compared to a net income of $2,251,940 for the nine months ended February 28, 2010. The decrease of $23,686 or 1.05% was primarily due to increased income tax expenses.

Sales and cost of goods sold

Sales increased 102% to $4,018,561 for the three months ended February 28, 2011, from $1,993,412 for the three months ended February 28, 2010.  Gross margin increased 96% to $3,160,833 (79% of sales) for the three months ended February 28, 2011, from $1,612,631 (81% of sales) for the three months ended February 28, 2010.  The increase was mainly due to the fact that distributor’s demand of Cisatracurium Besylate increased from prior quarter to resume their normal inventory level because of the halt of production of Cisatracurium Besylate in September and October, 2010.

Sales increased 33% to $7,209,445 for the nine months ended February 28, 2011, from $5,424,647 for the nine months ended February 28, 2010.  Gross margin increased 30% to $5,577,782 (77% of sales) for the nine months ended February 28, 2011, from $4,295,844 (79% of sales) for the nine months ended February 28, 2010. The increase was mainly due to the growing demand for the Company’s main product Cisatracurium Besylate and the Company’s increased input in selling and marketing efforts.

The Company has upgraded the manufacture facilities and devices during the quarter ended November 30, 2010,  replacing an old freeze-dried powder device with an advanced one which will improve both production and the quality of Cisatracurium Besylate product. The Company had to halt the production of Cisatracurium Besylate for both September and October of 2010 in order to replace the old device, test the new device and resume the production. The Company had to hold the delivery of the products due to reduced inventory level in September and October. Starting the quarter ended February 28, 2011, the Company resumed production and delivered the products satisfied the distributors’ both current sales need and the inventory need for the three and nine months ended February 28, 2011.

Operating Expenses

Operating expenses for the three months ended February 28, 2011 were $1,398,119, representing a 136% increase as compared to $593,045 for the three months ended February 28, 2010. The increase was primarily due to the increase in the selling expense, research and development expense and general and administrative expenses.  Operating expenses for the nine months ended February 28, 2011 were $2,952,465, an increase of 59% as compared to $1,859,986 for the nine months ended February 28, 2010. The increase was primarily due to the increase in the selling expense, research and development expenses and general and administrative expense.

Selling expenses increased $280,080 to $425,036 for the three months ended February 28, 2011, compared to $144,956 for the three months ended February 28, 2010. The increased in selling expenses were primarily used for the sales offices, and due to the fact that the Company increased marketing expense in the quarter ended February 28, 2011. The selling expenses increased $573,040 to $967,349 for the nine months ended February 28, 2011, compared to $394,309 for the nine months ended February 28, 2010. The increase was primarily used for the setting up of the sales offices and marketing expenses.

Research and development costs were $228,068 and $30,683 for the three months ended February 28, 2011 and 2010 respectively. This increase of $197,385 was due to increased spending on the technology consulting expenses related to both existing products and potential new drugs. Research and development cost increased $304,876 to $622,272 for the nine months ended February 28, 2011 as compared to $317,396 for the nine months ended February 28, 2010. The increase was due to the increased spending on research and development of pipeline products.

General and administrative expenses increased $312,728 from $358,165 for the three months ended February 28, 2010 to $670,893 for the three months ended February 28, 2011. The increase was primarily attributable to the increased year end commission and bonus to sales personnel and management rewarding the increased sales for calendar year 2010 as compare to calendar year 2009. General and administrative expense increased $217,167 from $938,483 for the nine months ended February 28, 2010 to $1,155,650 for the nine months ended February 28, 2011. The increase was primarily attributable to the increased year end commission and bonus to sales personnel and management in the quarter ended February 28, 2011 rewarding increased sales for calendar year 2010 as compare to calendar year 2009. Additionally, the Company increased spending related to  setting up sales offices, as a result the G&A expenses for the quarter ended November 30, 201 raised. The Company has inputted efforts in controlling G&A spending in general in the nine months period ended February 28, 2011 even though the total G&A expenses increased.

Other Income and Expenses

Other expenses were $11,276 for the three months ended February 28, 2011 as compared to other income of $18,751 for the three months ended February 28, 2010. The decrease of $30,027 or 160.14% was mainly due to the imputed gain from debt negotiation for the amount of $55,048 from the government loan in the quarter ended February 28, 2010. The government loan was paid off during the quarter ended February 28, 2011.

Other expenses were $15,882 for the nine months ended February 28, 2011 as compared to $86,822 for the nine months ended February 28, 2010. The decrease of $70,940 or 81.70% was due to the decrease in the balances of the shareholder loans, bank loans and government loans which resulted in a decrease of interest expense of $112,718 for the nine months ended February 28, 2011 compared to the same period in 2010.

Income Tax Expense

Income tax expense was $267,095 for the three months ended February 28, 2011 and $381,181 for the nine months ended February 28, 2011 as compared to $97,096 for both three and nine months ended February 28, 2010. The increase in income tax expense was due to the Company enjoyed tax free benefit the Company enjoyed in the calendar year 2009 and being subject to only two months of income tax for both three and nine months ended February 28, 2010.

Net Income

Net income increased $543,120 from $941,223 for the three months ended February 28, 2010 to $1,484,343 for the three months ended February 28, 2011. The increase in net income was due to the fact that the Company has picked up some product demand in last quarter from customer because of the halt of production of Cisatracurium Besylate in September and October, 2010.

Net income decreased $23,686 from $2,251,940 for the nine months ended February 28, 2010 to $2,228,254 for the nine months ended February 28, 2011.  The decrease in net income was a result of increased income tax expense. The Company enjoyed a tax free benefit in the calendar year 2009 and was subject to two months of income taxes for both three and nine months ended February 28, 2010.

Liquidity and Capital Resources

The operations of Dong Ying China have generated profits for the nine months ended February 28, 2011. The Company had $830,066 in cash. The profit generated from operation is sufficient to enable the Company to support its current operations and pay current debt due for repayment.  However, the Company plans to raise more capital through equity finance to provide cash to expand its business development, fund further drug product development and launch new products.

 Net cash provided by the operating activities for the nine months ended February 28, 2011 was $2,113,727 compared to the net cash provided in the operating activities of $986,716 for the nine months ended February 28, 2010, an increase of $1,127,011, The increase is primarily attributable to the  increase in the cash provided by increase in accounts payable, other payable and income tax payable in the amount of $468,032, $470,277 and $74,174 respectively due to the increase in sales and input in selling and marketing expenses in the nine months ended February 28, 2011 compared to  February 28, 2010; an increase in cash paid for advanced payments for the amount of $1,310 due to the Company’s prepayment for the purchase of raw and materials  in the nine months ended February 28, 2011 compared to the nine months ended February 28, 2010 and a change in stock based compensation for the amount of $324,125 in the nine months period ended February 28, 2010 compared to zero in the nine months ended February 28, 2011.

Net cash used in the investment activities for the nine months ended February 28, 2011 and 2010 was $1,349,717 and $1,054,789, respectively. The Company has purchased $642,859 more fixed assets to upgrade the manufacture facilities during the nine months ended February 28, 2011 as compared to the same period of last year. The investment in a low risk short term financial product from China Agricultural Bank matured and was sold out for cash for the amount of $296,564 during the nine months period ended February 28, 2011. The Company had an advanced payment for the purchase of technologies of $75,550 and $731,317 in the nine months period ended February 28, 2011 and same period in 2010. The company has an advanced payment for purchasing real property of $604,400 in nine months period ended February 28, 2011 and there was no such payment in the same period in 2010.

Net cash used in the financing activities for the nine months ended February 28, 2011 was $1,205,233 and net cash used in the financing activities for the nine months ended February 28, 2010 was $20,467. During the nine months ended February 28, 2011, the Company reduced loans from bank and government in the net amount of $1,205,100. In comparison, the Company borrowed $2,194,608  and repaid $3,148,381 in loans as well as repaying another $651,694 in shareholder loans during the nine months period ended February 28, 2010. Also, the Company issued stocks in exchange of $1,600,000 and payment for common stock issued cost is $15,000 during the nine months period ended February 28, 2010.

Loans from Government

The Company has a loan from the Nantong Economic and Technology Development Zone Administration. The loan bears no interest. The original principal amount of the loan was RMB20million ($3,040,000 at the exchange rate applicable at February 28, 2011) and was due for repayment in full in March 2007. During 2007 the Company repaid RMB3,000,000 ($456,000 at the exchange rate applicable at February 28, 2011).  In December 2007, the Company was granted an extension to December 31, 2008. During the year ended December 31, 2008 the Company repaid RMB2,000,000 ($304,000 at the exchange rate applicable at February 28, 2011). On February 1, 2009 the Company repaid another RMB2,000,000 ($304,000 at the exchange rate applicable at February, 2011) and the Company was granted an extension to December 31, 2009 for the remainder of the loan of RMB13,000,000 ($1,976,000 at the exchange rate applicable at February 28, 2011). The Company repaid RMB3,000,000 ($456,000 at the exchange rate applicable at February 28, 2011) in December 2009, and was granted another extension to December 31, 2010 for the remaining loan balance of RMB10,000,000 ($1,520,000 at the exchange rate applicable at February 28, 2011). On April 7, 2010, the Company repaid RMB1,000,000 ($152,000 at the exchange rate applicable at February 28, 2011). On May 6, 2010, the Company repaid RMB1,000,000 ($152,000 at the exchange rate applicable at February 28, 2011) leaving a remaining balance of RMB8,000,000  ($1,216,000 at the exchange rate applicable at February 28, 2011). On August 31, 2010, the Company repaid RMB1,000,000 ($152,000 at the exchange rate applicable at February 28, 2011). On December 31, 2010, the Company repaid RMB4,000,000 ($608,000 at the exchange rate applicable at February 28, 2011). On January 14, 2011, the Company repaid off the loan balance of RMB3,000,000 ($456,000 at the exchange rate applicable at February 28, 2011).

Since the loan bears no interest, the obligation is carried at its net present value using interest rates equal to the prevailing Bank of China one-year rate at the time the loan was received (5.6% in 2004, applied in respect of the 2006 year) or on the date the extension was effective (6.4% in March 2007, applied in respect of the 2007 and 2008 years, 5.6% in February, 2009, applied in respect of the 2009 year and 5.31% in February 2010, applied in respect of the 2010 year and January 2011 year).

Imputed loan interest expense included in the accounts for the three months ended as of February 28, 2011 and 2010 was $11,448 and $17,726, respectively; and for the nine months ended February 28, 2011 and 2010 was in the amount of $38,689 and $ 68,235, respectively which is determined as the amortization on the interest method basis of the discount over the remaining period to maturity of the loan.  Gain from discount of non-interest loans for the three months ended as of February 28, 2011 and 2010 was $0 and $55,694, respectively; and for the nine months ended February 28, 2011 and 2010 was in the amount of $12,631 and $55,694, respectively.

The present value of the total government loan was $0 as of February 28, 2011 and $1,145,726 as of May 31, 2010.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Lequn Huang, the Company’s Chief Executive Officer (“CEO”), and Xinjie Mu, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended February 28, 2011. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s CEO and CFO also concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended February 28, 2011.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended February 28, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

SINOBIOPHARMA, INC.

Dated: April 14, 2011	By:	/s/ Lequn Huang
Name: Lequn Huang
Title: President, CEO, Treasurer and Director (Principal Executive Officer)

Dated: April 14, 2011	By:	/s/ Xinjie Mu
Name: Xinjie Mu
Title: Chief Financial Officer and Director
(Principal Financial and Accounting Officer)